Form 10-Q
period 2007-06-30
RIDGEWOOD ENERGY S FUND LLC
filed 2007-08-07
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

    As of August 7, 2007 there were 839.5395 shares of membership interest of the registrant outstanding.

Part I - Financial Information
Item 1.  Financial Statements

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$32,122	$50,050
Short-term investment in marketable securities	33,974	33,138
Production receivable	335	—
Other current assets	87	89

Total current assets	66,518	83,277

Salvage fund	1,055	1,030

Oil and gas properties:
Advances to operators	4	—
Unproved properties	16,164	641
Proved properties	5,861	—
Less: accumulated depletion and amortization-proved properties	(495)	—

Total oil and gas properties	21,534	641

Total assets	$89,107	$84,948

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$11,403	$7,064
Accrued expenses payable	762	104
Due to affiliates (Note 5)	7	23

Total current liabilities	12,172	7,191
Asset retirement obligations	64	—

Total liabilities	12,236	7,191

Commitments and contingencies (Note 7)
Members’ capital:
Manager:
Accumulated deficit	(868)	(675)

Manager’s total	(868)	(675)

Shareholders:
Capital contributions (1,000 shares authorized; 839.5395 issued and outstanding)	124,397	124,401
Syndication costs	(14,233)	(14,237)
Subscription receivable	(24)	(60)
Accumulated deficit	(32,401)	(31,672)

Shareholders’ total	77,739	78,432

Total members’ capital	76,871	77,757

Total liabilities and members’ capital	$89,107	$84,948

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Revenue
Oil and gas revenues	$706	$—	$706	$—
Expenses
Dry-hole costs	136	—	785	—
Depletion and amortization	495	—	495	—
Investment fees to affiliate (Note 5)	—	3,305	—	5,646
Management fees to affiliate (Note 5)	606	822	1,216	822
Lease operating expenses	33	—	33	—
Other operating expense	42	—	46	—
General and administrative expenses	360	369	825	406

Total expenses	1,672	4,496	3,400	6,874

Loss from operations	(966)	(4,496)	(2,694)	(6,874)
Other income
Interest income	828	809	1,772	817

Net loss	$(138)	$(3,687)	$(922)	$(6,057)

Manager Interest
Net loss	$(39)	$(170)	$(193)	$(175)
Shareholder Interest
Net loss	$(99)	$(3,517)	$(729)	$(5,882)
Net loss per share	$(118)	$(4,189)	$(868)	$(7,006)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,

	2007	2006

Cash flows from operating activities
Net loss	$(922)	$(6,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Dry-hole costs	785	—
Interest earned on marketable securities	(837)	(10)
Accretion expense	1	—
Depletion and amortization	495	—
Changes in assets and liabilities:
Decrease (increase) in other current assets	2	(298)
(Decrease) increase in due to affiliates	(16)	523
Increase in production receivable	(335)	—
Increase in accrued expenses payable	663	581

Net cash used in operating activities	(164)	(5,261)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(17,771)	(3,067)
Salvage fund investments	(25)	—
Proceeds from the sale of marketable securities	33,931	—
Investment in marketable securities	(33,930)	(69,999)

Net cash used in investing activities	(17,795)	(73,066)

Cash flows from financing activities
Contributions from shareholders	32	123,682
Syndication costs paid	(1)	(13,840)

Net cash provided by financing activities	31	109,842

Net (decrease) increase in cash and cash equivalents	(17,928)	31,515
Cash and cash equivalents, beginning of period	50,050	—

Cash and cash equivalents, end of period	$32,122	$31,515

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Organization and Purpose

The Ridgewood Energy S Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on December 19, 2005 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of February 1, 2006 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund.   Although the date of formation is December 19, 2005, the Fund did not begin operations until February 1, 2006 when it began its private offering of shares. As of April 2007 the Fund began earning revenue from its operations and has ceased to be in the exploratory stage. In the prior periods, the Fund had been classified as an exploratory stage enterprise.

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

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

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

As of June 30, 2007 and December 31, 2006 approximately $11.4 million and $7.1 million was recorded in due to operators, respectively, related to the acquisition of oil and gas property.  The December 31, 2006 due to operators balance was paid by the Manager in the first quarter of 2007.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded.   The Fund earned revenue approximating $0.7 million for the three and six months ending June 30, 2007, and no revenue prior to those periods.

Upon production, the volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas the Fund is entitled to.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. At June 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders’ capital.

Asset Retirement Obligations
For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded.  Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs.  The following table presents changes to the asset retirement obligations.

	June 30, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of period	$—	$—
Liabilities incurred	63	634
Liabilities settled	—	(634)
Accretion expense	1	—

Balance - End of period	$64	$—

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset.  The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three months and six months ended June 30, 2007 and 2006, the Fund has not recorded any asset impairments.

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

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents.  At times, bank deposits may be in excess of federal insured limits.  At June 30, 2007 and December 31, 2006, bank balances exceeded federally insured limits by approximately $11.4 million and $24.9 million, respectively.  The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value.  Interest income is accrued as earned.  Held-to-maturity investments at June 30, 2007 of $35.0 million,  inclusive of the salvage fund, matured in July 2007.

Income and Expense Allocation
Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income, which are allocated 99% to shareholders and 1% to the Manager.

Non-Cash Financing Transactions
Syndication costs of $5 thousand and $12 thousand have been accrued at June 30, 2007 and December 31, 2006, respectively.  Share purchases of $24 thousand and $60 thousand are recorded as subscription receivables at June 30, 2007 and December 31, 2006, respectively.

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

In March 2007, the Fund elected not to proceed with the completion of the Garden Banks 346/390 project, thereby resulting in a dry-hole determination for this property.  In August 2006, oil had been discovered in one of the three potential reservoirs, however, a sidetrack would be necessary to extract economically viable reserve amounts.  A sidetrack was completed unsuccessfully in August 2006 and a second sidetrack was required in a continued effort to extract commercially viable quantities.  The Fund performed an analysis of the expenses associated with the second sidetrack relative to other opportunities in which the Fund may elect to invest.  In March 2007, the Operators and the Fund made the decision to leave the Garden Banks 346/390 well plugged in order to allocate its remaining funds to West Cameron 75.  The Fund owns a 27% working interest in Garden Banks 346/390.  Dry-hole costs related to Garden Banks 346/390, including plug and abandonment expenses, incurred by the Fund for the year ended December 31, 2006 were approximately $19.9 million.  During the six months ended June 30, 2007, the Fund incurred an additional $0.6 million of dry-hole expense related to this property.

The following table reflects the net changes in unproved properties at June 30, 2007.  At June 30, 2007 and December 31, 2006, the Fund had no capitalized exploratory well costs greater than one year.

	June 30, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of the period	$641	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	21,081	641
Reclassifications to proved properties based on the determination of proved reserves	(5,558)	—
Capitalized exploratory well costs charged to dry hole costs	—	—

Balance - End of the period	$16,164	$641

Dry-hole costs are detailed in the table below for the three and six months ended June 30, 2007 and 2006:

	For the three months ended June 30,		For the six months ended June 30,

	2007	2006	2007	2006

	(in thousands)
Viosca Knoll 207	$154	$—	$203	$—
Garden Banks 346/390	(18)	—	582	—

	$136	$—	$785	$—

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

There have been no distributions made by the Fund.

5.   Related Parties

Ridgewood Energy Corporation, the Manager, was paid a one time investment fee of 4.5% of initial capital contributions.  Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions and are expensed as incurred.  In 2006, investment fees were approximately $5.6 million, of which $3 thousand and $12 thousand were included in due to affiliates at June 30, 2007 and December 31, 2006, respectively.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions. Effective January 1, 2007, the Manager has changed its policy regarding the annual management fee.  Commencing in January 2007, the management fee is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund, updated quarterly.  Management fees for the three months and six months ended June 30, 2007 were approximately $0.6 million and $1.2 million, respectively; and for the three months and six months ended June 30, 2006 were approximately $0.8 million.

The Manager was paid an offering fee of $4.4 million, which approximated 3.5% of capital contributions directly related of offer and sale of shares of the Fund.  Such offering fee was included in syndication costs (Note 2) of approximately $14.2 million.  Of this amount, $2 thousand and $9 thousand were included in due to affiliates at June 30, 2007 and December 31, 2006, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  There were no such payables or receivables at June 30, 2007 and December 31, 2006.

In 2006, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees of approximately $0.2 million and $1.2 million, respectively, for shares sold of the Fund which are reflected in syndication costs (Note 2).  At June 30, 2007 and December 31, 2006, approximately $2 thousand were included in due to affiliates.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.   Fair Value of Financial Instruments

As of June 30, 2007 and December 31, 2006, the carrying value of cash and cash equivalents, short-term investments in marketable securities and salvage fund, approximate fair value.

7.   Commitment and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the “safe harbor” provisions thereof. These forward-looking statements are usually accompanied by the words “anticipates,” “believes,” “plan,” “seek,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “future” and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Fund’s current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. Readers are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate. Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this filing. The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to the Fund or persons acting on the Fund’s behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s critical accounting principles.  No changes have been made to the Fund’s critical accounting policies and estimates since the filing of the Registration Statement on Form 10.

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.  The Fund began its operations by offering the Fund’s shares in a private offering on February 1, 2006. As a result of such offering, it raised capital of approximately $124.4 million through the sale of 839.5395 shares of LLC membership interests. After the payment of approximately $19.9 million in offering fees, commissions and investment fees to the Fund’s Manager, affiliates and broker-dealers, the Fund retained approximately $104.5 million available for investment.  Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions.

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

Business Update

The Fund owns working interests in ten offshore blocks and has participated in the drilling of seven wells, two of which were determined to be dry-holes.  Five wells have been determined successful.  One well, Main Pass 275, began production in late-April 2007.  The other four successful wells, Vermilion 344 #2, West Cameron 75, South Marsh Island 111, and West Delta 68 are undergoing completion efforts and production is expected in 2008 for all properties.

The Fund has decided not to participate in a future project, Galveston 248.  The costs of this project have increased significantly from the original estimate, due to the nature of the production infrastructure required.  Below is a summary of the Fund’s wells.

Lease Block	Working Interest	Operator	Off-shore Location in Gulf of Mexico	Drilling Risk (b)	Total Spent through June 30, 2007	Status

				(in thousands)
Dry holes (a)
Viosca Knoll 207	40.0%	Chevron U.S.A. Inc.	Alabama	N/A	$7,049	Dry - December 2006
Garden Banks 346/390	27.0%	Walter Oil & Gas, Inc.	Texas	N/A	$20,519	Dry - March 2007
Current projects
Vermilion 344 #2	22.5%	LLOG Exploration	Louisiana	N/A	$1,912	Successful 1Q 2007- production expected 1Q 2008
Main Pass 275	30.0%	Newfield, Inc.	Louisiana	N/A	$5,799	Successful 1Q 2007- production began April 2007
South Marsh Island 111	22.5%	LLOG Exploration	Louisiana	N/A	$1,298	Successful 3Q 2007 - production expected 2Q 2008
West Cameron 75	20.0%	El Paso Inc.	Louisiana	N/A	$10,528	Successful 3Q 2007 - production expected 2Q 2008
West Delta 68	22.5%	LLOG Exploration	Louisiana	N/A	$2,296	Successful 1Q 2007- production expected 1Q 2008
Future projects/other
West Delta 67	22.5%	LLOG Exploration	Louisiana	$ 1,800	$—	3rd quarter 2007 drilling date
Ship Shoal 81	22.5%	LLOG Exploration	Louisiana	$ 1,500	$130	3rd quarter 2007 drilling date
Galveston 248	22.5%	LLOG Exploration	Texas	N/A	$—	Fund elected to not participate

(a)	Dry-hole costs represent wells that have been drilled but do not have commercially productive oil and/or natural gas reservoirs and have been plugged and abandoned.

(b)

Drilling risk represents the estimated projected dry-hole costs, leasehold costs or sunk costs including promote for project participation per AFE’s adjusted for current operating conditions (ie projected cost overruns, increased drilling rates, etc).

Results of Operations

The following review of operations for the three and six months ended June 30, 2007 and 2006, should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Revenue
Oil and gas revenues	$706	$—	$706	$—
Expenses
Dry-hole costs	136	—	785	—
Depletion and amortization	495	—	495	—
Investment fees to affiliate	—	3,305	—	5,646
Management fees to affiliate	606	822	1,216	822
Lease operating expenses	33	—	33	—
Other operating expense	42	—	46	—
General and administrative expenses	360	369	825	406

Total expenses	1,672	4,496	3,400	6,874

Loss from operations	(966)	(4,496)	(2,694)	(6,874)
Other income
Interest income	828	809	1,772	817

Net loss	$(138)	$(3,687)	$(922)	$(6,057)

Operating Revenues.  During 2006 and the first three months of 2007, the Fund did not record any operating revenues and was considered an exploratory stage enterprise.  As a result of production, which began in April 2007, the Fund has recorded revenue approximating $0.7 million for the three and six months ending June 30, 2007.

Natural gas production volumes were approximately 66 million cubic feet for the three and six months ended June 30, 2007, and the average price for the period of production was $7.93 per thousand cubic feet.  Oil production for the three and six months ended June 30, 2007 was approximately 3 thousand barrels, and the average price was $64.82 per barrel.

Operating and Other Expenses

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well, which is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the three and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,		For the six months ended June 30,

	2007	2006	2007	2006

	(in thousands)
Viosca Knoll 207	$154	$—	$203	$—
Garden Banks 346/390	(18)	—	582	—

	$136	$—	$785	$—

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2007 was approximately $0.5 million.  There was no depletion and amortization for the three and six months ended June 30, 2006, as production began for Main Pass 275 in 2007.

Investment Fees. The Manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made.  Investments fees were $3.3 million and $5.6 million for the three and six months ended June 30, 2006.  There were no investment fees incurred in 2007.

Management Fees. The Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry hole costs incurred by the Fund.  Management fees are charged to cover expenses associated with overhead incurred by the Manager for its on-going management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees for the three months ended June 30, 2007 and 2006 were $0.6 million and $0.8 million, respectively and $1.2 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively.

Lease Operating Expenses.  Lease operating expenses represent the day-to-day cost of operating and maintaining wells and related facilities.  For the three and six months ended June 30, 2007 lease operating expenses were approximately $33 thousand.  There were no lease operating expenses for the three and six months ended June 30, 2006 as production had not yet commenced.

Other Operating Expenses.  Other operating expenses represent geological and geophysical expenses, and accretion of the asset retirement obligation.  For the three and six months ended June 30, 2007 other operating expenses were approximately $42 thousand and $46 thousand, respectively.  For the three and six months ended June 30, 2006 there were no other operating expenses.

General and Administrative Expenses. Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.   Insurance expense represents premiums related to directors and officers insurance, well control insurance and production insurance.  The increase in the 2007 periods is related to an increase in drilling activities.

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2007 and 2006.

	For the three months ended June 30,		For the six months ended June 30,

	2007	2006	2007	2006

	(in thousands)
Accounting and legal fees	$52	$42	$115	$73
Insurance	279	327	651	327
Trust fees	29	—	59	6
Other	—	—	—	—

	$360	$369	$825	$406

Other Income. Other income is comprised of interest income and represents interest earned on money market accounts and short-term US Treasury Notes.  Interest income for the three months ended June 30, 2007 and 2006 was $0.8 million; for the six months ended June 30, 2007 and 2006 was $1.8 million and $0.8 million, respectively.  The increase is principally attributable to increased cash balances resulting from the completion of the Fund’s offering of shares.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2007 were $0.2 million, primarily related to management fees of $1.2 million and general and administrative fees of $0.8 million, partially offset by revenue received of $0.4 million, interest income received of $1.0 million and a favorable working capital of $0.3 million.

Cash flows used in operating activities for the six months ended June 30, 2006 were $5.3 million, related to investment fees of $5.6 million, management fees of $0.8 million and general and administrative fees of $0.4 million,  partially offset by interest income received of $0.5 million and a favorable working capital of $1.1 million.

Investing Cash Flows
Cash flow used in investing activities for the six months ended June 30, 2007 was $17.8 million, which primarily related to capital expenditures for unproved oil and natural gas properties.  In addition, proceeds received from the maturity of marketable securities were $33.9 million, offset by the purchase of marketable securities of $33.9 million

Cash flows used in investing activities for the six months ended June 30, 2006 was $73.1 million, which related to investment in marketable securities of $70.0 million, and capital expenditures for unproved oil and natural gas properties of $3.1 million.

Financing Cash Flows
Cash flows provided by financing activities for the six months ended June 30, 2007 were $31 thousand.  Approximately $32 thousand related to contributions from shareholders,  partially offset by $1 thousand of syndication cost payments.

Cash flows provided by financing activities for the six months ended June 30, 2006 were $109.8 million, due to $123.7 million of contributions from shareholders, partially offset by payments of $13.8 million for syndication costs.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  At June 30, 2007, such estimated capital expenditures to be spent totaled approximately $29.3 million, all of which is expected to be paid out of unspent cash within the next 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods.  Remaining unspent development cash will be reallocated to one or more new unspecified projects.

Estimated Capital Expenditures
As of June 30, 2007

	Spent Through June 30, 2007	To be Spent Next 12 Months

	(in thousands)
Projects:
Garden Banks 346/390	$7,049	$10,391
Vermillion 344 #2	1,912	2,948
Main Pass 275 A3	5,799	311
South Marsh Island 111	1,298	2,932
West Cameron 75	10,528	3,452
West Delta 68	2,296	1,844
West Delta 67	—	3,294
Ship Shoal 81	130	4,145

	$29,012	$29,317

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

The capital raised by the Fund in its private placement is more than likely all the capital it will be able to obtain for investments in projects. The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences, if any, will not only reduce its ability to generate revenue, but also exhaust its limited supply of capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts.  No contractual obligations exist at June 30, 2007 and December 31, 2006.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Fund maintains “disclosure controls and procedures”, as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of June 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting
In the course of the Fund’s initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Fund has made and are continuing to make changes to improve and enhance controls.  Based upon that evaluation, the CEO and CFO concluded that there were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Dated:	August 7, 2007	RIDGEWOOD ENERGY S FUND, LLC

		By:	/s/ ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2007
		By:	/s/ KATHLEEN P. MCSHERRY

		Name:	Kathleen P. McSherry
		Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)