Form 10-Q
period 2007-09-30
RIDGEWOOD ENERGY S FUND LLC
filed 2007-11-13
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File Number: 000-52576

RIDGEWOOD ENERGY S FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-4077773
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes ☐ No ☒

   As of November 13, 2007 there were 839.5395 shares of membership interest of the registrant outstanding.

Part I - Financial Information
Item 1. Financial Statements

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$18,781	$50,050
Short-term investment in marketable securities	34,397	33,138
Production receivable	314	—
Advance to operator	694	—
Other current assets	192	89

Total current assets	54,378	83,277

Salvage fund	1,067	1,030

Oil and gas properties:
Unproved properties	23,104	641
Proved properties	5,861	—
Less: accumulated depletion and amortization-proved properties	(1,096)	—

Total oil and gas properties	27,869	641

Total assets	$83,314	$84,948

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$6,869	$7,064
Accrued expenses payable	137	104
Due to affiliates (Note 5)	86	23

Total current liabilities	7,092	7,191

Asset retirement obligations	65	—

Total liabilities	7,157	7,191

Commitments and contingencies (Note 7)
Members’ capital:
Manager:
Distributions	(21)	—
Accumulated deficit	(876)	(675)

Manager’s total	(897)	(675)

Shareholders:
Capital contributions (1,000 shares authorized; 839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,237)	(14,237)
Distributions	(118)	—
Subscription receivable	—	(60)
Accumulated deficit	(32,992)	(31,672)

Shareholders’ total	77,054	78,432

Total members’ capital	76,157	77,757

Total liabilities and members’ capital	$83,314	$84,948

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue
Oil and gas revenue	$783	$—	$1,489	$—

Expenses
Dry-hole costs	706	—	1,491	—
Depletion and amortization	601	—	1,096	—
Investment fees to affiliate (Note 5)	—	—	—	5,646
Management fees to affiliate (Note 5)	605	778	1,821	1,600
Lease operating expenses	23	—	56	—
Other operating expenses	12	—	58	—
General and administrative expenses	195	104	1,020	510

Total expenses	2,142	882	5,542	7,756

Loss from operations	(1,359)	(882)	(4,053)	(7,756)
Other income
Interest income	760	1,202	2,532	2,019

Net (loss) income	$(599)	$320	$(1,521)	$(5,737)

Manager Interest
Net loss	$(8)	$(115)	$(201)	$(290)

Shareholder Interest
Net (loss) income	$(591)	$435	$(1,320)	$(5,447)
Net (loss) income per share	$(704)	$518	$(1,572)	$(6,488)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	September 30,
	2007	2006

Cash flows from operating activities
Net loss	$(1,521)	$(5,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Dry-hole costs	1,491	—
Interest earned on marketable securities	(1,259)	(674)
Accretion expense	2	—
Depletion and amortization	1,096	—
Changes in assets and liabilities:
Increase in production receivable	(314)	—
Increase in other current assets	(103)	(88)
Increase in due to operator	39	—
Increase in accrued expenses payable	33	122
Increase in due to affiliates	63	26

Net cash used in operating activities	(473)	(6,351)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(30,680)	(18,822)
Salvage fund investments	(37)	(1,017)
Proceeds from the sale of marketable securities	33,931	—
Investment in marketable securities	(33,931)	(49,999)

Net cash used in investing activities	(30,717)	(69,838)

Cash flows from financing activities
Contributions from shareholders	60	124,341
Distributions	(139)	—
Syndication costs paid	—	(14,233)

Net cash (used in) provided by financing activities	(79)	110,108

Net (decrease) increase in cash and cash equivalents	(31,269)	33,919

Cash and cash equivalents, beginning of period	50,050	—

Cash and cash equivalents, end of period	$18,781	$33,919

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy S Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on December 19, 2005 and operates pursuant to a limited liability company agreement (“LLC Agreement”) dated as of February 1, 2006 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund. Although the date of formation is December 19, 2005, the Fund did not begin operations until February 1, 2006 when it began its private offering of shares. As of April 2007 the Fund began earning revenue from its operations and has ceased to be in the exploratory stage. In prior periods, the Fund had been classified as an exploratory stage enterprise.

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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At September 30, 2007 and December 31, 2006, bank balances, inclusive of salvage fund, exceeded federally insured limits by approximately $8.6 million and $24.9 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months that are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value. Interest income is accrued as earned. At September 30, 2007, the Fund had held-to–maturity investments inclusive of salvage fund, totaling $35.5 million, maturing in the fourth quarter of 2007 and the first quarter of 2008.

Salvage Fund
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

Capitalized acquisition costs of producing oil and natural gas properties are depleted by the units-of-production method.

As of September 30, 2007 and December 31, 2006 approximately $6.8 million and $7.1 million, respectively, were recorded in due to operators, respectively, related to the acquisition of oil and gas property. The balance at December 31, 2006 was paid during the first quarter of 2007.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest. The Fund is required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred, the advances are transferred to unproved properties. At September 30, 2007, the Fund had an advance to Operator of $694 thousand relating to Ship Shoal 81, see Note 8 for further information.

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

	For the Nine Months Ended September 30, 2007	For the Year Ended December 31, 2006

	(in thousands)
Balance - Beginning of period	$—	$—

Liabilities incurred	63	634
Liabilities settled	—	(634)
Accretion expense	2	—

Balance - End of period	$65	$—

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle). At the time of transfer a production receivable is recorded.

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. At September 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and nine months ended September 30, 2007 and 2006, no impairments were recorded.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

Income Taxes
No provision is made for income taxes in the financial statements. The Fund is a limited liability corporation, and as such the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses, such as dry-hole costs, fiduciary fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves. Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.

In March 2007, the Fund elected not to proceed with the completion of the Garden Banks 346/390 project, thereby resulting in a dry-hole determination for this property. In August 2006, oil had been discovered in one of the three potential reservoirs, however, a sidetrack would be necessary to extract economically viable reserve amounts. A sidetrack was completed unsuccessfully in August 2006 and a second sidetrack was required in a continued effort to extract commercially viable quantities. The Fund performed an analysis of the expenses associated with the second sidetrack relative to other opportunities in which the Fund may elect to invest. In March 2007, the Operators and the Fund made the decision to leave the Garden Banks 346/390 well plugged in order to allocate its remaining funds to West Cameron 75. The Fund owns a 27% working interest in Garden Banks 346/390. Dry-hole costs related to Garden Banks 346/390, including plug and abandonment expenses, incurred by the Fund for the year ended December 31, 2006 were approximately $19.9 million. During the nine months ended September 30, 2007, the Fund incurred an additional $0.6 million of dry-hole expense related to this property.

The following table reflects the net changes in unproved properties for the periods ended September 30, 2007 and December 31, 2006. At September 30, 2007 the Fund had no capitalized exploratory well costs greater than one year.

	For the Nine Months Ended September 30, 2007	For the Year Ended December 31, 2006

	(in thousands)
Balance - Beginning of the period	$641	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	28,695	641
Reclassifications to proved properties based on the determination of proved reserves	(5,558)	—
Capitalized exploratory well costs charged to dry hole costs	(674)	—

Balance - End of the period	$23,104	$641

Dry-hole costs are detailed in the table below.

	For the three months ended September 30,		For the nine months ended September 30,
Lease Block	2007	2006	2007	2006

	(in thousands)
Viosca Knoll 207	$52	$—	$255	$—
Garden Banks 346/390	(20)	—	562	—
Ship Shoal 81	674	—	674	—

	$706	$—	$1,491	$—

4.	Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund’s LLC Agreement, is to be distributed. Such distributions will be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund’s LLC Agreement.

Available cash from dispositions, as defined in the Fund’s LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

The shareholders received distributions of approximately $0.1 million for the nine months ended September 30, 2007.

The Manager received distributions of approximately $21 thousand for the nine months ended September 30, 2007.

There were no distributions made by the Fund for the nine months ended September 30, 2006.

5.	Related Parties

Ridgewood Energy Corporation, the Manager, was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions and were expensed as incurred. In 2006, investment fees were approximately $5.6 million, of which nil and $12 thousand were included in due to affiliates at September 30, 2007 and December 31, 2006, respectively.

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions. Effective January 1, 2007, the Manager has changed its policy regarding the annual management fee. Under the new policy, the management fee is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund, updated quarterly. Management fees for the three months and nine months ended September 30, 2007 were approximately $0.6 million and $1.8 million, respectively; and for the three months and nine months ended September 30, 2006 were approximately $0.8 million and $1.6 million, respectively.

In 2006 the Manager was paid an offering fee of $4.4 million, which approximated 3.5% of capital contributions directly related of offer and sale of shares of the Fund. Such offering fee was included in syndication costs (Note 2) of approximately $14.2 million. Of this amount, $9 thousand was included in due to affiliates at December 31, 2006.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At September 30, 2007, $86 thousand was due to the Manager and included in due to affiliates. There was no such amount payable at December 31, 2006.

In 2006, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid selling commissions and placement fees of approximately $0.2 million and $1.2 million, respectively, for shares sold of the Fund which are reflected in syndication costs (Note 2). At September 30, 2007 and December 31, 2006, approximately nil and $2 thousand, respectively were included in due to affiliates.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.	Fair Value of Financial Instruments

As of September 30, 2007 and December 31, 2006, the carrying values of cash and cash equivalents, short-term investments in marketable securities and salvage fund approximate fair value.

7.	Commitments and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

On October 15, 2007, the Fund was informed by its operator LLOG Exploration Company (“LLOG”), that the exploratory well being drilled by LLOG in the Ship Shoal 81 lease block did not have commercially productive quantities of either oil or natural gas and has therefore been deemed an unsuccessful well or dry hole. The Fund owns a 22.5% working interest in Ship Shoal 81.

As a result of this dry hole, the Fund concluded a charge for impairment of its working interest in the lease block was required. In addition, the well will be plugged and abandoned. The abandonment and impairment resulted in charges of approximately $0.7 million in the third quarter of 2007 and there will be an additional charge in the fourth quarter of 2007 of approximately $0.8 million. The Fund does not expect this dry hole to result in or require any further significant cash expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the “safe harbor” provisions thereof. These forward-looking statements are usually accompanied by the words “anticipates,” “believes,” “plan,” “seek,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “future” and similar terms and expressions. The forward-looking statements in this Quarterly Report on Form 10-Q reflect Ridgewood Energy S Fund, LLC’s (the “Fund”) current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. Readers are urged to carefully consider all such factors.

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

Ridgewood Energy Corporation (the “Manager”) performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee (2.5% of capital contributions, net of cumulative dry-hole costs), payable monthly. In 2006, the Manager was paid a one-time investment fee (4.5% of initial capital contributions) for services of investigating and evaluating investment opportunities on the Fund’s behalf. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate.

The Manager also participates in distributions as additional compensation for its administrative and management services.

Business Update

The Fund owns working interests in ten offshore blocks and has participated in the drilling of eight wells, three of which were determined to be dry holes. Five wells have been determined successful. One well, Main Pass 275, began production in late-April 2007. The other four successful wells, Vermilion 344, West Cameron 75, South Marsh Island 111, and West Delta 68 are undergoing completion efforts and production is expected in 2008 for all properties. The Fund expects to drill West Delta 67 in the fourth quarter of 2007.

LLOG Projects:
In October 2006, the Fund acquired a working interest in six exploratory wells to be drilled by LLOG Exploration Company (“LLOG”) off the coast of Louisiana. During the first quarter of 2007, the Fund decided not to participate in the Galveston 248 project with LLOG due to a change in economics. On October 15, 2007, the Fund was informed by LLOG that the exploratory well being drilled by LLOG in the Ship Shoal 81 lease block did not have commercially productive quantities of either oil or natural gas and has therefore been deemed an unsuccessful well or dry hole. The Fund owns a 22.5% working interest in Ship Shoal 81.

As a result of this dry hole, the Fund concluded a charge for impairment of its working interest in the lease block was required. In addition, the well will be plugged and abandoned. The abandonment and impairment resulted in charges of approximately $0.7 million in the third quarter of 2007 and there will be an additional charge in the fourth quarter of 2007 of approximately $0.8 million. The Fund does not expect this dry hole to result in or require any further significant cash expenditures.

Lease Block	Working Interest	Off-shore Location in Gulf of Mexico	Drilling Risk	Status

Current projects
Vermilion 344	22.5%	Louisiana	N/A	Successful 1Q 2007-production expected 1Q 2008

South Marsh Island 111	22.5%	Louisiana	N/A	Successful 3Q 2007 -production expected 2Q 2008

West Delta 68	22.5%	Louisiana	N/A	Successful 1Q 2007- production expected 1Q 2008

Future project
West Delta 67	22.5%	Louisiana	$1,800	4th quarter 2007 drilling date

Dry hole
Ship Shoal 81	22.5%	Louisiana	N/A	Dry Hole - October 2007

Producing Properties

Main Pass 275
In late 2006 the Fund acquired a 30% interest in the Main Pass 275 project being drilled by Newfield, Inc. (“Newfield”) from an existing production platform. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. The well was declared a commercial success in February 2007 and completed in March 2007. The well began production in late April 2007.

Successful Wells

West Cameron 75
In March 2007, the Fund acquired a 20% working interest in the exploratory project West Cameron 75 from El Paso E&P Company, LLP (“El Paso”), the operator. In June 2007, El Paso notified the Fund that the property was deemed to be a commercial discovery. Completion is ongoing and production is expected in the second quarter of 2008. Through September 30, 2007, the Fund has spent $16.4 million related to this property, for which the total estimated budget is $21.9 million.

Dry Hole Update

In March 2007, the Fund elected not to proceed with the completion of the Garden Banks 346/390 project, thereby resulting in a dry-hole determination for this property. In August 2006, oil had been discovered in one of the three potential reservoirs, however, a sidetrack would be necessary to extract economically viable reserve amounts. A sidetrack was completed unsuccessfully in August 2006 and a second sidetrack would be required to achieve commercially viable quantities. The Fund performed an analysis of the expenses associated with the second sidetrack relative to other opportunities in which the Fund may elect to invest. In March 2007, the Fund made the decision to leave the Garden Banks 346/390 well plugged in order to allocate its remaining funds to West Cameron 75. The Fund owns a 27% working interest in Garden Banks 346/390. Dry-hole costs relating to Garden Banks 346/390, including plug and abandonment expenses, incurred by the Fund for the nine months ended September 30, 2007 were approximately $0.6 million.

In December 2006, the Fund announced that Viosca Knoll 207 was a dry hole. Gas was found, but the Fund determined that it would not flow at high enough rates to justify the cost of completing the well and putting in the infrastructure needed to bring the well on production. Dry-hole costs relating to Viosca Knoll 207, including plug and abandonment expenses, incurred by the Fund for the nine months ended September 30, 2007 were approximately $0.3 million.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2007 and 2006, should be read in conjunction with the Fund’s financial statements and the notes thereto. The following table summarizes the Fund’s results of operations.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenue
Oil and gas revenue	$783	$—	$1,489	$—

Expenses
Dry-hole costs	706	—	1,491	—
Depletion and amortization	601	—	1,096	—
Investment fees to affiliate	—	—	—	5,646
Management fees to affiliate	605	778	1,821	1,600
Lease operating expenses	23	—	56	—
Other operating expense	12	—	58	—
General and administrative expenses	195	104	1,020	510

Total expenses	2,142	882	5,542	7,756

Loss from operations	(1,359)	(882)	(4,053)	(7,756)
Other income
Interest income	760	1,202	2,532	2,019

Net (loss) income	$(599)	$320	$(1,521)	$(5,737)

Operating Revenue. During 2006 and the first three months of 2007, the Fund did not record any operating revenue and was considered an exploratory stage enterprise. As a result of production, which began in April 2007, the Fund has recorded revenue approximating $0.8 million and $1.5 million, respectively, for the three and nine months ended September 30, 2007.

Natural gas production volumes were approximately 74 million cubic feet and 141 million cubic feet, respectively, for the three and nine months ended September 30, 2007, and the average price for the periods of production was $6.30 per thousand cubic feet and $6.94 per thousand cubic feet, respectively. Oil production for the three and nine months ended September 30, 2007 was approximately 3 thousand barrels and 6 thousand barrels, respectively, and the average price was $75.59 per barrel and $70.32 per barrel, respectively.

Operating and Other Expenses

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well, which is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment.

	For the three months ended September 30,		For the nine months ended September 30,
Lease Block	2007	2006	2007	2006

	(in thousands)
Viosca Knoll 207	$52	$—	$255	$—
Garden Banks 346/390	(20)	—	562	—
Ship Shoal 81	674	—	674	—

	$706	$—	$1,491	$—

Depletion and Amortization. Depletion and amortization for the three and nine months ended September 30, 2007 was approximately $0.6 million and $1.1 million, respectively. There was no depletion and amortization for the three and nine months ended September 30, 2006, as production began for Main Pass 275 in April 2007.

Investment Fees. The Manager was paid a one time investment fee of 4.5% of initial capital contributions. The fee was payable for the service of investigating and evaluating investment opportunities and affecting transactions and were expensed as incurred. Investments fees were nil and $5.6 million, respectively, for the three and nine months ended September 30, 2006. There were no investment fees incurred in 2007.

Management Fees. The Manager received an annual management fee of 2.5% of total capital contributions, payable monthly, to cover expenses associated with overhead incurred by the Manager for its on-going management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Commencing on January 1, 2007, the management fee, was reduced by 2.5% of the cumulative dry-hole expenses incurred by the Fund. Management fees for the three months ended September 30, 2007 and 2006, were $0.6 million and $0.8 million, respectively, and $1.8 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Lease Operating Expenses. Lease operating expenses represent the day-to-day cost of operating and maintaining wells and related facilities. For the three and nine months ended September 30, 2007 lease operating expenses were approximately $23 thousand and $56 thousand, respectively. There were no lease operating expenses for the three and nine months ended September 30, 2006 as production had not yet commenced.

Other Operating Expenses. Other operating expenses represent geological and geophysical expenses, and accretion of the asset retirement obligation. For the three and nine months ended September 30, 2007 other operating expenses were approximately $12 thousand and $58 thousand, respectively. For the three and nine months ended September 30, 2006 there were no other operating expenses.

General and Administrative Expenses. Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents premiums related to well control insurance and production insurance. The increase in the 2007 periods is related to an increase in drilling activities.

The following table summarizes general and administrative expenses.

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

	(in thousands)
Accounting and legal fees	$41	$8	$156	$81
Insurance	126	54	777	381
Trust fees	27	42	86	48
Other	1	—	1	—

	$195	$104	$1,020	$510

Interest Income. Interest income for the three months ended September 30, 2007 and 2006 was $0.8 million and $1.2 million, respectively. Interest income for the nine months ended September 30, 2007 and 2006 was $2.5 million and $2.0 million, respectively. The increase is principally attributable to increased cash balances resulting from the completion of the Fund’s offering of shares.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the nine months ended September 30, 2007 were $0.5 million, primarily related to management fees of $1.8 million, general and administrative fees of $1.0 million and operating expenses of $0.1 million, partially offset by revenue received of $1.2 million and interest income received of $1.3 million.

Cash flows used in operating activities for the nine months ended September 30, 2006 were $6.4 million, related to investment fees paid of $5.6 million and management fees of $1.6 million and general and administrative fees of $0.5 million, partially offset by interest income received of $1.3 million.

Investing Cash Flows
Cash flow used in investing activities for the nine months ended September 30, 2007 was $30.7 million which primarily related to capital expenditures for unproved oil and natural gas properties. In addition, there were also proceeds received from the maturity of marketable securities were $33.9 million, offset by the purchase of marketable securities of $33.9 million

Cash flows used in investing activities for the nine months ended September 30, 2006 was $69.8 million, which related to investment in marketable securities of $50.0 million, capital expenditures for unproved oil and natural gas properties of $18.8 million and investment in salvage fund of $1.0 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2007 were $79 thousand of which $139 thousand related to distributions and was offset by $60 thousand related to contributions from shareholders.

Cash flows provided by financing activities for the nine months ended September 30, 2006 were $110.1 million, due to $124.3 million of contributions from shareholders, partially offset by payments of $14.2 million for syndication costs.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. At September 30, 2007, such estimated capital expenditures to be spent totaled approximately $18.0 million, all of which is expected to be paid out of unspent cash within the next 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods. Remaining unspent development cash will be reallocated to one or more new unspecified projects.

Lease Block:	Spent Through September 30, 2007	To be Spent Next 12 Months

	(in thousands)
Vermillion 344	$1,940	$2,972
Main Pass 275	5,799	301
South Marsh Island 111	2,134	5,111
West Cameron 75	16,423	5,437
West Delta 68	2,536	862
West Delta 67	69	3,217
Ship Shoal 81 (i)	1,368	128

	$30,269	$18,028

(i)	Dry hole, October 2007. Amounts spent through September 30, 2007 inclusive of $0.7 million advance to Operator, included in other current assets.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, as well as the other working interest owners, the Operator will enter into various contractual commitments pertaining to exploration, development and production activities. Pursuant to the terms of the operating agreement, the Operator has the authority to enter into such contracts and the Fund does not execute or negotiate any such contracts. No contractual obligations exist at September 30, 2007 and December 31, 2006 pursuant to agreements executed directly by the Fund.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Fund maintains “disclosure controls and procedures”, as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of September 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting
In the course of the Fund’s initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Fund has made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

32

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2007			RIDGEWOOD ENERGY S FUND, LLC

	By:	/s/	ROBERT E. SWANSON
		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2007
	By:	/s/	KATHLEEN P. MCSHERRY
		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)