Form 10-Q
period 2008-03-31
RIDGEWOOD ENERGY S FUND LLC
filed 2008-05-15
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ____________________________

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

There is no market for the Shares. As of May 15, 2008 there are 839.5395 Shares outstanding.

Part I - Financial Information
Item 1. Financial Statements

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$8,061	$7,296
Short-term investment in marketable securities	17,141	17,000
Production receivable	3,431	893
Other current assets	286	209

Total current assets	28,919	25,398

Long-term investment in marketable securities	10,710	19,963
Salvage fund	1,089	1,081

Oil and gas properties:
Unproved properties	7,034	11,215
Proved properties	35,354	26,720
Less: accumulated depletion and amortization	(3,374)	(1,898)

Total oil and gas properties	39,014	36,037

Total assets	$79,732	$82,479

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$2,676	$7,350
Accrued expenses payable	71	191

Total current liabilities	2,747	7,541

Asset retirement obligations	337	131

Total liabilities	3,084	7,672

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(453)	(120)
Accumulated deficit	(98)	(773)

Manager’s total	(551)	(893)

Shareholders:
Capital contributions (1,000 shares authorized; 839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(2,565)	(679)
Accumulated deficit	(30,757)	(33,786)

Shareholders’ total	76,843	75,700

Accumulated other comprehensive income	356	—

Total members’ capital	76,648	74,807

Total liabilities and members’ capital	$79,732	$82,479

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three month ended March 31,
	2008	2007

Revenue
Oil and gas revenue	$5,417	$—

Expenses
Depletion and amortization	1,476	—
Dry-hole costs	18	649
Management fees to affiliate (Note 6)	595	610
Operating expenses	151	4
General and administrative expenses	135	465

Total expenses	2,375	1,728

Income (loss) from operations	3,042	(1,728)
Other income
Interest income	337	944
Realized gain on sale of marketable securities	325	—

Total other income	662	944

Net income (loss)	3,704	(784)
Other comprehensive income
Unrealized gain on marketable securities	356	—

Total comprehensive income (loss)	$4,060	$(784)

Manager Interest
Net income (loss)	$675	$(154)

Shareholder Interest
Net income (loss)	$3,029	$(630)
Net income (loss) per share	$3,608	$(750)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities
Net income (loss)	$3,704	$(784)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gain on marketable securities	(325)	—
Dry-hole costs	18	649
Interest earned on marketable securities	(350)	(417)
Accretion expense	1	—
Depletion and amortization	1,476	—
Amortization of premium on investment	48	—
Changes in assets and liabilities:
Increase in production receivable	(2,538)	—
Decrease (increase) in other current assets	27	(83)
Increase in due to operator	76	—
(Decrease) increase in accrued expenses payable	(120)	394

Net cash provided by (used in) operating activities	2,017	(241)

Cash flows from investing activities
Capital expenditures for properties	(9,026)	(14,944)
Salvage fund investments	(8)	(12)
Payments to operators for working interests and expenditures	—	(60)
Proceeds from sale of available-for-sale securities	10,001	—

Net cash provided by (used in) investing activities	967	(15,016)

Cash flows from financing activities
Distributions	(2,219)	—
Syndication costs paid	—	(8)

Net cash used in financing activities	(2,219)	(8)

Net increase (decrease) in cash and cash equivalents	765	(15,265)

Cash and cash equivalents, beginning of period	7,296	50,050

Cash and cash equivalents, end of period	$8,061	$34,785

RIDGEWOOD ENERGY S FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy S Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on December 19, 2005 and operates pursuant to a limited liability company agreement (“LLC Agreement”) dated as of February 1, 2006 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund. The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. During 2007, the Fund began earning revenue and was determined to no longer be an exploratory stage enterprise.

The Manager performs, or arranges for the performance of, the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on “Form 10-K” filed with the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At March 31, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $7.9 million and $7.1 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Investments in Marketable Securities

At times the Fund may invest in United States Treasury Bills and Notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value. At March 31, 2008 and December 31, 2007, the Fund had short-term held-to-maturity investments, inclusive of salvage fund, totaling $18.2 million and $18.1 million, respectively. The held-to-maturity investments held at March 31, 2008 mature in June 2008 and December 2012.

The Fund currently has long-term investments, which mature in December 2009, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value. In March 2008, the Fund sold a portion of its available-for-sale investment in U.S. Notes, which were purchased in December 2007. Gross proceeds from the sale totaled $10.0 million, which included interest income of $0.1 million and a gross realized gain on investment of $0.3 million. The following table is a summary of long-term, available-for-sale investments at March 31, 2008 and December 31, 2007:

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

	(in thousands)
Available-for-Sale
U.S. Treasury notes
March 31, 2008	$10,354	$356	$10,710

December 31, 2007	$19,963	$—	$19,963

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

Interest earned on the account will become part of the salvage fund. There are no legal restrictions on withdrawals from the salvage fund.

Oil and Natural Gas Properties

Investments in oil and natural gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by the Operators through authorization for expenditures.

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

As of March 31, 2008, amounts recorded in due to operators totaling $2.5 million related to capital expenditures for oil and gas property, which were paid during the second quarter of 2008.

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

Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs. The table below presents changes for the three months ended March 31, 2008 and the year ended December 31, 2007:

	March 31,	December 31,
	2008	2007

	(in thousands)
Balance, beginning of period	$131	$—

Liabilities incurred	205	306
Liabilities settled	—	(178)
Accretion expense	1	3

Balance, end of period	$337	$131

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

Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized and a production receivable is recorded when delivery is made by the Operator to the purchaser and title is transferred (i.e. production has been delivered to a pipeline or transport vehicle).

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund a payable to other working interest owners will be recorded. At March 31, 2008 and December 31, 2007, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets

In accordance with the statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three months ended March 31, 2008 and 2007, no impairments have been recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting, or amortizing, leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. The Fund began production during the second quarter 2007.

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

3. Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities. On January 1, 2008, the Fund adopted SFAS 157 for financial assets and liabilities. See Note 7 for related disclosure.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.

The following table reflects the net changes in unproved properties for the three months ended March 31, 2008 and the year ended December 31, 2007. As of March 31, 2008, the Fund had two properties, West Delta 68 and Vermilion 344, with capitalized expenditures in excess of one year. These properties have been determined successful and completion efforts are ongoing. Production for the West Delta 68 and Vermilion 344 wells are expected in May 2008 and June 2008, respectively.

	March 31, 2008	December 31, 2007

	(in thousands)
Balance, beginning of period	$11,215	$641
Additions to capitalized exploratory well costs pending the determination of proved reserves	2,379	37,165
Reclassifications to proved properties based on the determination of proved reserves	(6,560)	(26,591)
Capitalized exploratory well costs charged to dry hole costs	—	—

Balance, end of period	$7,034	$11,215

Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three months ended March 31, 2008, certain wells received credits from their respective operators upon review and audit of the wells’ costs. Dry-hole costs are detailed in the table below.

	Three months ended March 31,
Lease Block	2008	2007

	(in thousands)
Viosca Knoll 207	$—	$49
Garden Banks 346/390	(1)	600
Ship Shoal 81	19	—

	$18	$649

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

The Fund began making distributions in September 2007. During the three months ended March 31, 2008, Manager and shareholder distributions totaled $0.3 million and $1.9 million, respectively.

6. Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole costs incurred by the Fund. Management fees for each of the three months ended March 31, 2008 and 2007 were $0.6 million.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At March 31, 2008 and December 31, 2007, the Manager owed the Fund $40 thousand and $18 thousand, respectively, relating to these transactions, which is included in other current assets.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments and Measurements

At March 31, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, investments in marketable securities, salvage fund, production receivable and accrued expenses approximate fair value.

In accordance with SFAS 157, the Fund’s available-for-sale investments are measured utilizing Level 1 inputs, which are quoted prices in active markets.

8. Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2008, the Fund had committed to spend an additional $0.9 million relating to the properties.

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and natural gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position. Moreover, insurance is obtained as a package covering all of the Manager’s investment programs. Claims made by other such programs can reduce or eliminate insurance for the Fund.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy S Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2007 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on December 19, 2005 to acquire interests primarily in oil and natural gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole costs incurred by the Fund, payable monthly. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate. The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of nine wells, three of which have been determined to be dry holes and six that have been determined to be successful.

Successful Projects

LLOG Projects:

In October 2006, the Fund acquired a 22.5% working interest in each of six exploratory wells to be drilled by LLOG Exploration Company (“LLOG”), the operator, off the coast of Louisiana. Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells have been determined to be successful, are undergoing completion, and production is expected during the second and third quarters of 2008. The total budget for these projects is approximately $19.9 million, of which $13.6 million has been spent at March 31, 2008.

West Cameron 75

In March 2007, the Fund acquired a 20% working interest in the exploratory project West Cameron 75 from El Paso E&P Company, LLP (“El Paso”), the operator. In June 2007, El Paso notified the Fund that the property was deemed a commercial discovery. The well was completed and production commenced in mid-December 2007. Through March 31, 2008, the Fund has spent $22.7 million related to this property.

Main Pass 275

In 2006 the Fund acquired a 30% interest in the Main Pass 275 project being drilled by Newfield, Inc. (“Newfield’) from an existing production platform. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. The well was declared a commercial success in February 2007 and completed in March 2007. The well began production in late April 2007. Through March 31, 2008, the Fund has spent $5.8 million related to this property.

Results of Operations

The following review of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended March 31,
	2008	2007

	(in thousands)
Revenue
Oil and gas revenue	$5,417	$—

Expenses
Depletion and amortization	1,476	—
Dry-hole costs	18	649
Management fees to affiliate	595	610
Operating expenses	151	4
General and administrative expenses	135	465

Total expenses	2,375	1,728

Income (loss) from operations	3,042	(1,728)
Other income
Interest income	337	944
Realized gain on sale of marketable securities	325	—

Total other income	662	944

Net income (loss)	3,704	(784)
Other comprehensive income
Unrealized gain on marketable securities	356	—

Total comprehensive income (loss)	$4,060	$(784)

Oil and Gas Revenue. During the first three months of 2007, the Fund did not record any oil and gas revenue and was considered an exploratory stage enterprise. In April 2007, the Fund began earning revenues with the onset of production from the Main Pass 275 well and the West Cameron 75 well began production in December 2007.

During the three months ended March 31, 2008 Main Pass 275 and West Cameron 75 produced and sold approximately 4 thousand barrels of oil and 587 thousand mcf of natural gas. Oil prices have averaged $101 per barrel and natural gas prices have averaged approximately $9 per mcf, including processing revenue, during the three months ended March 31, 2008.

Depletion and Amortization. For the three months ended March 31, 2008, depletion and amortization was $1.5 million. The Fund’s first producing well, Main Pass 275, began production in April 2007. Prior to that time, the Fund did not have production and therefore did not have depletion or amortization expense.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well, which is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment. During the three months ended March 31, 2008, the Garden Banks 346/390 project received credits from the Operator based upon review and audit of the wells costs.

	Three months ended March 31,
Lease Block	2008	2007

	(in thousands)
Viosca Knoll 207	$—	$49
Garden Banks 346/390	(1)	600
Ship Shoal 81	19	—

	$18	$649

Management Fees. For the three months ended March 31, 2008 and 2007, the Fund incurred management fees of $0.6 million, representing 2.5% of total capital contributions, net of cumulative dry-hole costs incurred by the Fund. The fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.

Operating Expenses Operating expenses represent the costs of operating and maintaining wells and related facilities, geological costs and accretion expense. For the three months ended March 31, 2008, operating expenses were $151 thousand attributable to production for Main Pass 275 and West Cameron 75 projects. For the three months ended March 31, 2007 operating expenses of $4 thousand were attributable to geological costs related to the West Delta 68 project.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

	Three months ended March 31,
	2008	2007

	(in thousands)
Insurance	$39	$372
Accounting and legal fees	77	63
Trust fees	19	30

	$135	$465

Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Trust fees represent bank fees associated with the management of the Fund’s short-term investment portfolio in U.S. Treasury securities.

Interest Income. Interest income is comprised of interest earned on money market accounts and short-term investments in U.S. Treasury securities. For the three months ended March 31, 2008, interest income was $0.3 million, a $0.6 million decrease from the three months ended March 31, 2007. The decrease was attributable to a reduction in interest rates during the three months ended March 31, 2008 coupled with a decrease in average outstanding balances earning interest due to property expenditures during the period.

Realized Gain on Sale of Marketable Securities. During the first quarter of 2008, the Fund sold $9.6 million of its available-for-sale marketable debt securities. The sale resulted in a realized gain of $0.3 million.

Other Comprehensive Income. Other comprehensive income of $0.4 million is comprised of unrealized gains on available-for-sale marketable debt securities. On December 31, 2007, the Fund purchased long-term available-for-sale U.S. Treasury securities, which mature in December 2010.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities for the three months ended March 31, 2008 were $2.0 million principally attributable to revenue receipts of $2.9 million, which was partially offset by management fees of $0.6 million, operating expenses of $0.2 million and general and administrative expenses of $0.1 million.

Cash flows used in operating activities for the three months ended March 31, 2007 were $0.2 million, primarily related to management fees of $0.6 million and general and administrative fees of $0.5 million, partially offset by interest income received of $0.6 million and favorable working capital of $0.4 million.

Investing Cash Flows

Cash flows provided by investing activities for the three months ended March 31, 2008 was $1.0 million principally related to proceeds from the sale of U.S. Treasury securities totaling $10.0 million, partially offset by capital expenditures for oil and gas properties of $9.0 million.

Cash flows used in investing activities for the three months ended March 31, 2007 were $15.0 million primarily related to capital expenditures for unproved oil and natural gas properties.

Financing Cash Flows

Cash flows used in financing activities for three months ended March 31, 2008 were $2.2 million related to the payment of manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2007 were $8 thousand related to the payment of syndication costs.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2008, the Fund has commitments related to authorizations for expenditures totaling $0.9 million for properties. If the properties were to be successful, the Fund would make additional expenditures totaling $5.4 million related to the completion of these properties.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2008 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole costs incurred.

With respect to the payment of management fees, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions. Such interest and/or dividend income is expected to be sufficient to cover Fund expenses, including the management fee. However in periods of declining interest rates, and as the Fund expends its capital on projects, interest and/or dividend income may not be sufficient, which would require the Fund to use capital contributions to fund such expenses. Generally, it can take anywhere from 18 to 24 months to bring a project to production. Once a well is on production, the management fee and fund expenses are paid from operating income. Over time, as a well produces, the Fund may recover a portion of or the entire management fee that may have been paid out of capital contributions.

Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, an Operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at March 31, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated: May 15, 2008			RIDGEWOOD ENERGY S FUND, LLC

	By:	/s/	ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 15, 2008
	By:	/s/	KATHLEEN P. MCSHERRY

		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)