Form 10-Q
period 2008-06-30
RIDGEWOOD ENERGY S FUND LLC
filed 2008-08-01
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ________________________

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

>
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

There is no market for the Shares. As of August 1, 2008 there are 839.5395 Shares outstanding.

Part I - Financial Information
Item 1. Financial Statements

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$8,872	$7,296
Short-term investment in marketable securities	10,003	17,000
Production receivable	4,614	893
Other current assets	136	209

Total current assets	23,625	25,398

Long-term investment in marketable securities	10,388	19,963
Salvage fund	1,097	1,081

Oil and gas properties:
Advances to operators for working interests and expenditures	2,415	—
Unproved properties	10,624	11,215
Proved properties	36,048	26,720
Less: accumulated depletion and amortization	(4,804)	(1,898)

Total oil and gas properties	44,283	36,037

Total assets	$79,393	$82,479

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$1,711	$7,350
Accrued expenses payable	80	191

Total current liabilities	1,791	7,541
Asset retirement obligations	341	131

Total liabilities	2,132	7,672

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(1,061)	(120)
Accumulated earnings (deficit)	822	(773)

Manager’s total	(239)	(893)

Shareholders:
Capital contributions (1,000 shares authorized; 839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(6,012)	(679)
Accumulated deficit	(26,719)	(33,786)

Shareholders’ total	77,434	75,700

Accumulated other comprehensive income	66	—

Total members’ capital	77,261	74,807

Total liabilities and members’ capital	$79,393	$82,479

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue
Oil and gas revenue	$7,033	$706	$12,450	$706

Expenses
Depletion and amortization	1,430	495	2,906	495
Dry-hole costs	14	136	32	785
Management fees to affiliate (Note 6)	594	606	1,189	1,216
Operating expenses	181	75	332	79
General and administrative expenses	100	360	235	825

Total expenses	2,319	1,672	4,694	3,400

Income (loss) from operations	4,714	(966)	7,756	(2,694)
Other income
Interest income	244	828	581	1,772
Realized gain on sale of marketable securities	—	—	325	—

Total other income	244	828	906	1,772

Net income (loss)	4,958	(138)	8,662	(922)
Other comprehensive income (loss)
Unrealized (loss) gain on marketable securities	(290)	—	66	—

Total comprehensive income (loss)	$4,668	$(138)	$8,728	$(922)

Manager Interest
Net income (loss)	$920	$(39)	$1,595	$(193)

Shareholder Interest
Net income (loss)	$4,038	$(99)	$7,067	$(729)
Net income (loss) per share	$4,810	$(118)	$8,418	$(868)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities
Net income (loss)	$8,662	$(922)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and amortization	2,906	495
Dry-hole costs	32	785
Accretion expense	5	1
Realized gain on marketable securities	(325)	—
Interest earned on marketable securities	(393)	(837)
Amortization of premium on investment	80	—
Changes in assets and liabilities:
Increase in production receivable	(3,721)	(335)
Decrease in other current assets	73	2
Increase in due to operator	90	—
Decrease in due to affiliates	—	(16)
(Decrease) increase in accrued expenses payable	(111)	663

Net cash provided by (used in) operating activities	7,298	(164)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(2,415)	—
Capital expenditures for properties	(14,293)	(17,771)
Interest reinvested in salvage fund	(16)	(25)
Proceeds from sale of held-to-maturity securities	17,276	—
Proceeds from sale of available-for-sale securities	10,001	33,931
Investment in held-to-maturity securities	(10,001)	(33,930)

Net cash provided by (used in) investing activities	552	(17,795)

Cash flows from financing activities
Distributions	(6,274)	—
Contributions from shareholders	—	32
Syndication costs paid	—	(1)

Net cash (used in) provided by financing activities	(6,274)	31

Net increase (decrease) in cash and cash equivalents	1,576	(17,928)
Cash and cash equivalents, beginning of period	7,296	50,050

Cash and cash equivalents, end of period	$8,872	$32,122

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy S Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on December 19, 2005 and operates pursuant to a limited liability company agreement (“LLC Agreement”) dated as of February 1, 2006 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund. The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. During 2007, the Fund began earning revenue and was determined to no longer be an exploratory stage enterprise.

The Manager performs, or arranges for the performance of, the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

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

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At June 30, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $8.7 million and $7.1 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Investments in Marketable Securities

At times the Fund may invest in United States Treasury Bills and Notes. These investments are considered short-term when their maturities when purchased are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. At June 30, 2008 and December 31, 2007, the Fund had short-term held-to-maturity investments totaling $10.0 million and $17.0 million, respectively. The held-to-maturity investment held at June 30, 2008 matures in December 2008.

The Fund currently has long-term investments, which mature in December 2010, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value. In March 2008, the Fund sold a portion of its available-for-sale investment in U.S. Treasury Notes, which were purchased in December 2007. Gross proceeds from the sale totaled $10.0 million, which included interest income of $0.1 million and a gross realized gain on investment of $0.3 million. The following table is a summary of long-term, available-for-sale investments at June 30, 2008 and December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Fair Value

	(in thousands)
Available-for-Sale
U.S. Treasury notes
June 30, 2008	$10,322	$66	$10,388

December 31, 2007	$19,963	$—	$19,963

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses for available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund

Pursuant to the Fund’s LLC Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. At June 30, 2008, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million. The held-to-maturity investments held within the salvage fund at June 30, 2008 mature in December 2012.

Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Oil and Gas Properties

Investments in oil and gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by the Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and natural gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed as dry-hole costs. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and natural gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. On the sale or retirement of an unproved property, gain or loss on the sale is recognized. The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the unit-of-production method.

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

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs. The table below presents changes in asset retirement obligations for the six months ended June 30, 2008 and the year ended December 31, 2007:

	June 30, 2008	December 31, 2007

	(in thousands)
Balance, beginning of period	$131	$—
Liabilities incurred	205	306
Liabilities settled	—	(178)
Accretion expense	5	3

Balance, end of period	$341	$131

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs

Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other non-current liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. Gas imbalances are reflected as adjustments to estimates of proved gas reserves and future cash flows. At June 30, 2008 and December 31, 2007, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets

In accordance with the statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. During the six months ended June 30, 2008 and 2007, no impairments were recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting, or amortizing, leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. The Fund began production during the second quarter 2007.

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

3. Recent Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”). SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Fund does not expect the adoption of SFAS No. 162 will have a material impact on its financial condition or results of operation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities. On January 1, 2008, the Fund adopted SFAS No. 157 for financial assets and liabilities. See Note 7 for related disclosure.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.

As of June 30, 2008, the Fund had two properties, South Marsh Island 111 and Vermilion 344, with capitalized expenditures in excess of one year. Both projects have been determined to be successful and production facilities are being completed with production expected during the fourth quarter of 2008. Capitalized costs for South Marsh Island 111 were $4.2 million and $2.6 million at June 30, 2008 and December 31, 2007, respectively. Capitalized costs for Vermillion 344 were $5.3 million and $2.7 million at June 30, 2008 and December 31, 2007, respectively. The following table reflects the net changes in unproved properties for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30, 2008	December 31, 2007

	(in thousands)
Balance, beginning of period	$11,215	$641
Additions to capitalized exploratory well costs pending the determination of proved reserves	5,968	37,165
Reclassifications to proved properties based on the determination of proved reserves	(6,559)	(26,591)
Capitalized exploratory well costs charged to dry hole costs	—	—

Balance, end of period	$10,624	$11,215

Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three and six months ended June 30, 2008 and 2007, the Fund received credits on certain wells from their respective operators based upon review and audits of the wells’ costs performed by working interest owners. Dry-hole costs are detailed in the table below.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2008	2007	2008	2007

	(in thousands)
Viosca Knoll 207	$—	$154	$—	$203
Garden Banks 346/390	—	(18)	(1)	582
Ship Shoal 81	14	—	33	—

	$14	$136	$32	$785

5. Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund’s LLC Agreement, is to be distributed. Such distributions will be allocated 85% to the shareholders and 15% to the Manager, as required by the Fund’s LLC Agreement.

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

The Fund began making distributions in September 2007. During the six months ended June 30, 2008, Manager and shareholder distributions totaled $0.9 million and $5.3 million, respectively.

6. Related Parties

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for each of the three and six months ended June 30, 2008 and 2007 were $0.6 million and $1.2 million, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At June 30, 2008 the Fund had a $22 thousand receivable, recorded in other current assets, related to insurance and the overpayment of fees from affiliates. At December 31, 2007, there were no such amounts payable or receivable.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments and Measurements

At June 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, investments in marketable securities, salvage fund, production receivable and accrued expenses approximate fair value.

In accordance with SFAS No. 157, the Fund’s available-for-sale investments are measured utilizing Level 1 inputs, which are quoted prices in active markets.

8. Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2008, the Fund had committed to spend an additional $8.7 million related to the properties.

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

Suspension of MMS Royalty Relief

Under Mineral Management Services (“MMS”) rules, the Fund is eligible for annual royalty relief provided that the average New York Mercantile Exchange (“NYMEX”) sales price for shallow water, deep natural gas (“Average NYMEX Price”) does not exceed price thresholds established by the MMS, which will be published during the first quarter of 2009. The Average NYMEX Price during the six months ended June 30, 2008 was $10.10. Based upon current estimations of the 2008 price threshold by the MMS, in the event the Average NYMEX Price exceeds $10.68 for the second half of 2008, royalty relief would be suspended and the Fund would be obligated to pay its previously relieved MMS royalties. In addition, the Fund’s future reserve estimates report for natural gas would be reduced by 16.67%. The reduction in revenues resulting from an obligation to pay these royalties and subsequent reduction of proved reserves could have a material adverse effect on the Fund’s results of operations. If the Average NYMEX Price is below the threshold established by the MMS, the Fund would not have an obligation to pay royalties for those properties which qualify for royalty relief and the reserve balances would not be reduced. With regard to the shallow water, deep natural gas properties, there was no reduction in reserves for potential future royalties as of December 31, 2007 as a result of the average 2007 NYMEX price for gas being below the price threshold.

The Fund’s natural gas revenues for the six months ended June 30, 2008 would be reduced by $1.6 million if the 2008 annual Average NYMEX Price ultimately exceeds the price threshold established by the MMS. At June 30, 2008, the Fund has not recorded a liability associated with this contingency, based upon the Manager’s assessment of its probability; however, the Fund has excluded this amount from its available cash for distribution.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2007 Annual Report on Form 10-K.

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

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate. The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of ten wells, six that have been determined to be successful, one that is currently drilling and three of which have been determined to be dry holes.

Currently Drilling

Ruby Project

In May 2008, the Fund acquired an 18.0% working interest in the Ruby Project, an exploratory project operated by PetroQuest Energy, L.L.C. (“PetroQuest”). The project is located in the Eugene Island region of the Gulf of Mexico. The well began drilling in June 2008 and results are expected in August 2008. Through June 30, 2008, the Fund has spent $1.1 million on this well, for which the total estimated budget is $6.4 million.

Successful Projects

LLOG Projects:

In October 2006, the Fund acquired a 22.5% working interest in each of six exploratory wells to be drilled by LLOG Exploration Company (“LLOG”), the operator, off the coast of Louisiana. Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells, as detailed below, have been determined to be successful and completion efforts are ongoing for two wells. The total budget for these projects is approximately $20.3 million, of which $16.8 million has been spent at June 30, 2008.

South Marsh Island 111	Discovery July 2007; Production expected November 2008

Vermilion 344	Discovery January 2007; Production expected October 2008

West Delta 68	Discovery March 2007; Production commenced July 2008

West Delta 67	Discovery November 2007; Production commenced July 2008

West Cameron 75

In March 2007, the Fund acquired a 20% working interest in the exploratory project West Cameron 75 from El Paso E&P Company, LLP (“El Paso”), the operator. In June 2007, El Paso notified the Fund that the property was deemed a commercial discovery. The well was completed and production commenced in mid-December 2007. The Fund has spent $22.7 million related to this property.

Main Pass 275

In 2006 the Fund acquired a 30% interest in the Main Pass 275 project being drilled by Newfield, Inc. (“Newfield”) from an existing production platform. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. The well was declared a commercial success in February 2007 and production began in April 2007. The Fund has spent $5.6 million related to this property.

Results of Operations

The following review of operations for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

	(in thousands)
Revenue
Oil and gas revenue	$7,033	$706	$12,450	$706

Expenses
Depletion and amortization	1,430	495	2,906	495
Dry-hole costs	14	136	32	785
Management fees to affiliate	594	606	1,189	1,216
Operating expenses	181	75	332	79
General and administrative expenses	100	360	235	825

Total expenses	2,319	1,672	4,694	3,400

Income (loss) from operations	4,714	(966)	7,756	(2,694)
Other income
Interest income	244	828	581	1,772
Realized gain on sale of marketable securities	—	—	325	—

Total other income	244	828	906	1,772

Net income (loss)	4,958	(138)	8,662	(922)
Other comprehensive income
Unrealized (loss) gain on marketable securities	(290)	—	66	—

Total comprehensive income (loss)	$4,668	$(138)	$8,728	$(922)

Oil and Gas Revenue. During the three and six months ended June 30, 2008, the Fund had two producing wells, Main Pass 275 and West Cameron 75, which came onto production in April 2007 and December 2007, respectively. Oil and gas revenue for the three months ended June 30, 2008 was $7.0 million, a $6.3 million increase from the three months ended June 30, 2007. The increase is attributable to an increase in production and sales volumes totaling $4.2 million, the impact of increased average prices totaling $2.0 million, and $0.2 million of increased processing revenue.

The Fund’s wells produced approximately 4 thousand barrels of oil during the three months ended June 30, 2008. During the three months ended June 30, 2007, oil production was approximately 3 thousand barrels. The Fund’s oil prices averaged approximately $125 per barrel during the three months ended June 30, 2008 compared to approximately $65 per barrel during the three months ended June 30, 2007.

Natural gas production during the three months ended June 30, 2008 was approximately 580 thousand mcf compared to 66 thousand mcf, during the three months ended June 30, 2007. During the three months ended June 30, 2008, the Fund’s natural gas prices averaged approximately $11 per mcf compared to $7.93 per mcf during the three months ended June 30, 2007.

Oil and gas revenue for the six months ended June 30, 2008 was $12.5 million, an $11.7 million increase from the six months ended June 30, 2007. The increase is attributable to an increase in production and sales volumes totaling $9.1 million, the impact of increased average prices totaling $2.4 million, and $0.3 million of increased processing revenue.

The Fund’s wells produced approximately 8 thousand barrels of oil during the six months ended June 30, 2008. During the six months ended June 30, 2007, oil production was approximately 3 thousand barrels. The Fund’s oil prices averaged approximately $111 per barrel during the six months ended June 30, 2008 compared to approximately $65 per barrel during the three months ended June 30, 2007.

Natural gas production during the six months ended June 30, 2008 was approximately 1.2 million mcf compared to 66 thousand mcf, during the six months ended June 30, 2007. During the six months ended June 30, 2008, the Fund’s natural gas prices averaged approximately $9 per mcf compared to $7.93 per mcf during the three months ended June 30, 2007.

The increase in sales volumes for both the three and six months ended June 30, 2008 was principally attributable to the onset of production of West Cameron 75.

Depletion and Amortization. For the three months ended June 30, 2008 and 2007, depletion and amortization was $1.4 million and $0.5 million, respectively. For the six months ended June 30, 2008 and 2007, depletion and amortization was $2.9 million and $0.5 million, respectively. The increases for the three and six month periods are attributable to increased production. The Fund’s first producing well, Main Pass 275, began production in April 2007. Prior to that time, the Fund did not have production and therefore did not record any depletion or amortization. West Cameron 75 began production in December 2007.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well, which is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment. During the three and six months ended June 30, 2008 and 2007, the Fund received credits on certain wells from their respective operators based upon review and audits of the wells’ costs performed by working interest owners. Dry-hole costs are detailed in the table below.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2008	2007	2008	2007

	(in thousands)
Viosca Knoll 207	$—	$154	$—	$203
Garden Banks 346/390	—	(18)	(1)	582
Ship Shoal 81	14	—	33	—

	$14	$136	$32	$785

Management Fees to Affiliate. For each of the three months ended June 30, 2008 and 2007, the Fund incurred management fees of $0.6 million. For each of the six months ended June 30, 2008 and 2007, the Fund incurred management fees of $1.2 million. These fees represent 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. The fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.

Operating Expenses Operating expenses are comprised of geological and geophysical costs associated with the Fund’s acquisition of oil and gas properties and accretion expense related to asset retirement obligations. For the three months ended June 30, 2008 and 2007, operating expenses were $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2008 and 2007, operating expenses were $0.3 million and $0.1 million, respectively. Operating expenses in 2008 were primarily related to production for Main Pass 275 and West Cameron 75 projects. Operating expenses in 2007 were primarily attributable to geological costs related to the West Delta 68 project.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

	(in thousands)

Accounting fees	$73	$52	$150	$115
Insurance	9	279	48	651
Trust fees	18	29	37	59

	$100	$360	$235	$825

Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. For the three months ended June 30, 2008, interest income was $0.2 million, a $0.6 million decrease from $0.8 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, interest income was $0.6 million, a $1.2 million decrease from $1.8 million for the six months ended June 30, 2007. The decreases were attributable to a reduction in interest rates coupled with a decrease in average outstanding balances earning interest due to capital expenditures during the three and six months ended June 30, 2008 compared to the same period in 2007.

Realized Gain on Sale of Marketable Securities. During the first quarter of 2008, the Fund sold $10.0 million of its available-for-sale marketable securities. The sale resulted in a realized gain of $0.3 million.

Unrealized (Loss) Gain on Marketable Securities. During 2007, the Fund purchased long-term available-for-sale U.S. Treasury securities, which mature in December 2010. Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized. The Fund recorded an unrealized loss of $0.3 million during the three months ended June 30, 2008 and unrealized gains of $66 thousand for the six months ended June 30, 2008. For the three and six months ended June 30, 2007 there was no unrealized gain or loss on marketable securities.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities for the six months ended June 30, 2008 were $7.3 million principally attributable to revenue receipts of $8.7 million and interest income received of $0.3 million, partially offset by management fees of $1.2 million, operating expenses of $0.3 million and general and administrative expenses of $0.2 million.

Cash flows used in operating activities for the six months ended June 30, 2007 were $0.2 million, primarily related to management fees of $1.2 million and general and administrative fees of $0.8 million, partially offset by revenue received of $0.4 million, interest income received of $1.0 million and favorable working capital of $0.3 million primarily from an increase in accrued expenses related to control of well insurance premiums.

Investing Cash Flows

Cash flows provided by investing activities for the six months ended June 30, 2008 were $0.6 million. Proceeds from the sale of U.S. Treasury securities totaling $27.3 million were partially offset by investments in U.S. Treasury securities of $10.0 million, capital expenditures for oil and gas properties of $16.7 million inclusive of advances. Additionally, in the six months ended June 30, 2008, the Fund increased its salvage fund investments by $16 thousand, which consisted of the interest earned on this fund.

Cash flows used in investing activities for the six months ended June 30, 2007 were $17.8 million primarily related to capital expenditures for oil and natural gas properties. In addition, proceeds received from maturity of marketable securities were $33.9 million, which were offset by the purchases of marketable securities of $33.9 million. Additionally, in the six months ended June 30, 2007, the Fund increased its salvage fund investments by $25 thousand, which consisted of the interest earned on this fund.

Financing Cash Flows

Cash flows used in financing activities for six months ended June 30, 2008 of $6.3 million related to the payment of manager and shareholder distributions.

Cash flows provided by financing activities for the six months ended June 30, 2007 of $31 thousand were related to contributions from shareholders of $32 thousand, partially offset by $1 thousand of syndication cost payments.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2008, the Fund had committed to spend an additional $8.7 million related to the properties.

When the Manager makes a decision for participation in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated. If the exploratory well is deemed a dry-hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole costs incurred.

With respect to the payment of management fees, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions. Such interest and/or dividend income is expected to be sufficient to cover Fund expenses, including the management fee. However in periods of declining interest rates, and as the Fund expends its capital on projects, interest and/or dividend income may not be sufficient, which would require the Fund to use capital contributions to fund such expenses. Generally, it can take anywhere from 18 to 24 months to bring a project to production. Once a well is on production, the management fee and fund expenses are paid from operating income. Although the management fee can be paid out of capital contributions, this is not the Fund’s intent.

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

Suspension of MMS Royalty Relief

Under Mineral Management Services (“MMS”) rules, the Fund is eligible for annual royalty relief provided that the average New York Mercantile Exchange (“NYMEX”) sales price for shallow water, deep natural gas (“Average NYMEX Price”) does not exceed price thresholds established by the MMS, which will be published during the first quarter of 2009. The Average NYMEX Price during the six months ended June 30, 2008 was $10.10. Based upon current estimations of the 2008 price threshold by the MMS, in the event the Average NYMEX Price exceeds $10.68 for the second half of 2008, royalty relief would be suspended and the Fund would be obligated to pay its previously relieved MMS royalties. In addition, the Fund’s future reserve estimates report for natural gas would be reduced by 16.67%. The reduction in revenues resulting from an obligation to pay these royalties and subsequent reduction of proved reserves could have a material adverse effect on the Fund’s results of operations. If the Average NYMEX Price is below the threshold established by the MMS, the Fund would not have an obligation to pay royalties for those properties which qualify for royalty relief and the reserve balances would not be reduced. With regard to the shallow water, deep natural gas properties, there was no reduction in reserves for potential future royalties as of December 31, 2007 as a result of the average 2007 NYMEX price for gas being below the price threshold.

The Fund’s natural gas revenues for the six months ended June 30, 2008 would be reduced by $1.6 million if the 2008 annual Average NYMEX Price ultimately exceeds the price threshold established by the MMS. At June 30, 2008, the Fund has not recorded a liability associated with this contingency, based upon the Manager’s assessment of its probability; however, the Fund has excluded this amount from its available cash for distribution.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, an Operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at June 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between PetroQuest Energy, L.L.C. and Ridgewood Energy Corporation as Manager for Ruby Project.

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated:	August 1, 2008			RIDGEWOOD ENERGY S FUND, LLC

		By:	/s/	ROBERT E. SWANSON

			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 1, 2008
		By:	/s/	KATHLEEN P. McSHERRY

			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)