Form 10-Q
period 2008-09-30
RIDGEWOOD ENERGY S FUND LLC
filed 2008-11-07
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

There is no market for the Shares. As of November 7, 2008 there are 839.5395 Shares outstanding.

Part I - Financial Information

Item 1. Financial Statements

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$9,008	$7,296
Short-term investment in marketable securities	10,058	17,000
Production receivable	959	893
Prepaid royalties	247	63
Other current assets	361	146

Total current assets	20,633	25,398

Long-term investment in marketable securities	10,513	19,963
Salvage fund	1,105	1,081

Oil and gas properties:
Unproved properties	9,499	11,215
Proved properties	36,208	26,720
Less: accumulated depletion and amortization	(5,825)	(1,898)

Total oil and gas properties	39,882	36,037

Total assets	$72,133	$82,479

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$1,136	$7,350
Accrued expenses payable	201	191

Total current liabilities	1,337	7,541
Asset retirement obligations	344	131

Total liabilities	1,681	7,672

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(1,980)	(120)
Accumulated earnings (deficit)	1,298	(773)

Manager’s total	(682)	(893)

Shareholders:
Capital contributions (1,000 shares authorized; 839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(11,220)	(679)
Accumulated deficit	(28,035)	(33,786)

Shareholders’ total	70,910	75,700

Accumulated other comprehensive income	224	—

Total members’ capital	70,452	74,807

Total liabilities and members’ capital	$72,133	$82,479

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue
Oil and gas revenue	$4,409	$783	$16,859	$1,489

Expenses
Depletion and amortization	1,021	601	3,927	1,096
Dry-hole costs	3,454	706	3,486	1,491
Management fees to affiliate (Note 6)	595	605	1,784	1,821
Operating expenses	185	35	517	114
General and administrative expenses	185	195	420	1,020

Total expenses	5,440	2,142	10,134	5,542

(Loss) income from operations	(1,031)	(1,359)	6,725	(4,053)

Other income
Interest income	191	760	772	2,532
Realized gain on sale of marketable securities	—	—	325	—

Total other income	191	760	1,097	2,532

Net (loss) income	(840)	(599)	7,822	(1,521)
Other comprehensive (loss) income
Unrealized gain on marketable securities	158	—	224	—

Total comprehensive (loss) income	$(682)	$(599)	$8,046	$(1,521)

Manager Interest
Net income (loss)	$476	$(8)	$2,071	$(201)

Shareholder Interest
Net (loss) income	$(1,316)	$(591)	$5,751	$(1,320)
Net (loss) income per share	$(1,568)	$(704)	$6,850	$(1,572)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities
Net income (loss)	$7,822	$(1,521)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion and amortization	3,927	1,096
Dry-hole costs	3,486	1,491
Accretion expense	8	2
Realized gain on marketable securities	(325)	—
Interest earned on marketable securities	(448)	(1,259)
Amortization of premium on investment	113	—
Changes in assets and liabilities:
Increase in production receivable	(66)	(314)
Increase in other current assets	(157)	(103)
Increase in prepaid royalties	(184)	—
Increase in due to operator	92	39
Increase in accrued expenses payable	28	96

Net cash provided by (used in) operating activities	14,296	(473)

Cash flows from investing activities
Capital expenditures for properties	(17,435)	(30,680)
Interest reinvested in salvage fund	(24)	(37)
Proceeds from sale of held-to-maturity securities	17,276	33,931
Proceeds from sale of available-for-sale securities	10,001	—
Investment in held-to-maturity securities	(10,001)	(33,931)

Net cash used in investing activities	(183)	(30,717)

Cash flows from financing activities
Distributions	(12,401)	(139)
Contributions from shareholders	—	60

Net cash used in financing activities	(12,401)	(79)

Net increase (decrease) in cash and cash equivalents	1,712	(31,269)
Cash and cash equivalents, beginning of period	7,296	50,050

Cash and cash equivalents, end of period	$9,008	$18,781

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

The Ridgewood Energy S Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on December 19, 2005 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of February 1, 2006 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund.

The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. During 2007, the Fund began earning revenue and was determined by the Manager to no longer be an exploratory stage enterprise.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At September 30, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $8.8 million and $7.1 million, respectively. At September 30, 2008, $7.0 million of the Fund’s uninsured balances were invested in money market accounts that invest solely in U.S. Treasury bills and notes. The Fund maintains bank deposits with accredited financial institutions. Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million.

Investments in Marketable Securities

At times the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. At September 30, 2008 and December 31, 2007, the Fund had short-term held-to-maturity investments totaling $10.1 million and $17.0 million, respectively. The held-to-maturity investment held at September 30, 2008 matures in December 2008.

The Fund currently has long-term investments, which mature in December 2010, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value. In March 2008, the Fund sold a portion of its available-for-sale investment in U.S. Treasury notes, which were purchased in December 2007. Gross proceeds from the sale totaled $10.0 million, which included interest income of $0.1 million and a gross realized gain on investment of $0.3 million. The following table is a summary of long-term, available-for-sale investments at September 30, 2008 and December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Fair Value

	(in thousands)
Available-for-Sale
U.S. Treasury notes
September 30, 2008	$10,289	$224	$10,513

December 31, 2007	$19,963	$—	$19,963

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses for available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund

The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million. The held-to-maturity investments held within the salvage fund at September 30, 2008 mature in December 2012.

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

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed as dry-hole costs. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized. The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the unit-of-production method.

At September 30, 2008, amounts recorded in due to operators totaling $1.0 million related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures

The Fund’s acquisition of a working interest in a well or a project may require it to make a payment to the seller for the Fund’s rights, title and interest. The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred, the advances are transferred to unproved properties.

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful properties are expensed as dry-hole costs. The table below presents changes in asset retirement obligations for the nine months ended September 30, 2008 and the year ended December 31, 2007:

	September 30, 2008	December 31, 2007

	(in thousands)
Balance, beginning of period	$131	$—
Liabilities incurred	205	128
Liabilities settled	—	—
Accretion expense	8	3

Balance, end of period	$344	$131

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs

Syndication costs are direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

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

Impairment of Long-Lived Assets

In accordance with the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. During the nine months ended September 30, 2008 and 2007, no impairments were recorded.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Fund does not expect the adoption of SFAS No. 162 will have a material impact on its financial condition or results of operation.

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

At September 30, 2008, the Fund had two properties, South Marsh Island 111 and Vermilion 344, with capitalized exploratory drilling costs in excess of one year. Both projects have been determined to be successful and production facilities are being completed with production expected during the fourth quarter of 2008. Capitalized costs for South Marsh Island 111 were $4.2 million and $2.6 million at September 30, 2008 and December 31, 2007, respectively. Capitalized costs for Vermillion 344 were $5.3 million and $2.7 million at September 30, 2008 and December 31, 2007, respectively. The following table reflects the net changes in unproved properties for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007

	(in thousands)
Balance, beginning of period	$11,215	$641
Additions to capitalized exploratory well costs pending the determination of proved reserves	4,844	37,165
Reclassifications to proved properties based on the determination of proved reserves	(6,560)	(26,591)
Capitalized exploratory well costs charged to dry hole costs	—	—

Balance, end of period	$9,499	$11,215

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three and nine months ended September 30, 2008 and 2007, the Fund received credits on certain wells from their respective operators based upon review and audits of the wells’ costs performed by working interest owners. Dry-hole costs, inclusive of credits, are detailed in the table below.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007

	(in thousands)
Ruby Project	$3,464	$—	$3,464	$—
Ship Shoal 81	(10)	674	23	674
Viosca Knoll 207	—	52	—	255
Garden Banks 346/390	—	(20)	(1)	562

	$3,454	$706	$3,486	$1,491

5.	Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager determines whether available cash from operations, as defined in the Fund’s LLC Agreement, is to be distributed. Such distributions will be allocated 85% to the shareholders and 15% to the Manager, as required by the Fund’s LLC Agreement.

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

The Fund began making distributions to eligible early investors in September 2007 and to all investors in May 2008. During the nine months ended September 30, 2008, Manager and shareholder distributions totaled $1.9 million and $10.5 million, respectively.

6.	Related Parties

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for each of the three and nine months ended September 30, 2008 and 2007 were $0.6 million and $1.8 million, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At September 30, 2008 and December 31, 2007, there were no such amounts outstanding.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and gas projects with other entities that are likewise managed by the Manager.

7.	Fair Value of Financial Instruments and Measurements

At September 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, investments in marketable securities, salvage fund, production receivable and accrued expenses approximate fair value.

In accordance with SFAS No. 157, the Fund’s available-for-sale investments are measured utilizing Level 1 inputs, which are quoted prices in active markets.

8.	Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had committed to spend an additional $3.1 million related to the investment properties.

Environmental Considerations

The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position. Moreover, insurance is obtained as a package covering all of the Manager’s investment programs. Claims made by other such programs can reduce or eliminate insurance for the Fund.

Suspension of MMS Royalty Relief

Under Mineral Management Services (“MMS”) rules, the Fund is eligible for annual royalty relief provided that the average New York Mercantile Exchange (“NYMEX”) sales price for shallow water, deep gas (“Average NYMEX Price”) does not exceed price thresholds established by the MMS, which will be published during the first quarter of 2009. The Average NYMEX Price during the nine months ended September 30, 2008 was $9.73. Based upon current estimations of the 2008 price threshold by the MMS, in the event the Average NYMEX Price exceeds $12.15 for the last quarter of 2008, royalty relief would be suspended and the Fund would be obligated to pay its previously relieved MMS royalties. In addition, the Fund’s future reserve estimates report for gas would be reduced by 16.67%. The reduction in revenues resulting from an obligation to pay these royalties and subsequent reduction of proved reserves could have a material adverse effect on the Fund’s results of operations. If the Average NYMEX Price is below the threshold established by the MMS, the Fund would not have an obligation to pay royalties for those properties which qualify for royalty relief and the reserve balances would not be reduced. With regard to the shallow water, deep gas properties, there was no reduction in reserves for potential future royalties as of December 31, 2007 as a result of the average 2007 NYMEX price for gas being below the price threshold.

The Fund’s gas revenues for the nine months ended September 30, 2008 would be reduced by $2.0 million if the 2008 annual Average NYMEX Price ultimately exceeds the price threshold established by the MMS. At September 30, 2008, the Fund has not recorded a liability associated with this contingency, based upon the Manager’s assessment of its probability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy S Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on December 19, 2005 to acquire interests primarily in oil and gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and gas exploration and development projects in the Gulf of Mexico.

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

Business Update

The Fund owns working interests and has participated in the drilling of ten wells, six that have been determined to be successful and four of which have been determined to be dry holes.

Recent hurricane activity in the Gulf of Mexico has not caused material damage to any of the Fund’s wells or facilities. However, damage to certain pipelines, coastal refineries and gas processing plants have caused certain of the Fund’s wells to be shut-down for several weeks or months. Accordingly, several of the Fund’s producing properties generated little or no revenue during the month of September and one of the Fund’s properties is expected to be offline until late-November 2008. The reserves associated with these properties remain intact and the value of the properties is recoverable, however, the delay in production and revenue will result in the delay in the payment of distributions related to certain properties.

Successful Projects

LLOG Projects:

In October 2006, the Fund acquired a 22.5% working interest in each of six exploratory wells to be drilled by LLOG Exploration Offshore, Inc. (“LLOG”), the operator, off the coast of Louisiana. Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells, as detailed below, have been determined to be successful and completion efforts are ongoing for two wells. The total budget for these projects is approximately $20.1 million, of which $17.0 million has been spent at September 30, 2008.

South Marsh Island 111	Discovery July 2007; Production expected December 2008

Vermilion 344	Discovery January 2007; Production expected November 2008

West Delta 68	Discovery March 2007; Production commenced July 2008; shut-in for approximately three weeks during September 2008

West Delta 67	Discovery November 2007; Production commenced July 2008; shut-in for approximately three weeks during September 2008

West Cameron 75

In March 2007, the Fund acquired a 20% working interest in the exploratory project West Cameron 75 from El Paso E&P Company, LLP (“El Paso”), the operator. In June 2007, El Paso notified the Fund that the property was determined to be a commercial discovery. The well was completed and production commenced in December 2007. The Fund has spent $22.7 million related to this property.

As indicated above in the business update, none of the Fund’s wells, including West Cameron 75 were materially damaged as a result of recent hurricane activity in the Gulf of Mexico. However, the pipeline utilized to transport this well’s oil and gas production has suffered damage thereby shutting down production for this well. As a result, this well has been shut-in until the pipeline repairs are completed by its owner. There is no cost to the Fund related to these repair activities, however, the West Cameron 75 well will not produce oil and gas or earn revenue during this period. West Cameron 75 is expected to resume production in late-November 2008.

Main Pass 275

In 2006 the Fund acquired a 30% working interest in the Main Pass 275 project being drilled by Newfield, Inc. (“Newfield”) from an existing production platform. In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. The well was declared a commercial success in February 2007 and production began in April 2007. Due to hurricane activity, this well did not produce for approximately three weeks during late-August 2008 and early-September 2008. Production resumed for Main Pass 275 in mid-September 2008. The Fund has spent $5.6 million related to this property.

Dry Holes

Ruby Project

In May 2008, the Fund acquired an 18% working interest in the Ruby Project, an exploratory project from PetroQuest Energy, L.L.C. (“PetroQuest”), the operator. The project is located in the Eugene Island region of the Gulf of Mexico. The project began drilling in June 2008 and was determined to be an unsuccessful well, or dry hole, in August 2008. Dry-hole costs related to this well, including plug and abandonment expenses, for the nine months ended September 30, 2008 were $3.5 million.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)
Revenue
Oil and gas revenue	$4,409	$783	$16,859	$1,489

Expenses
Depletion and amortization	1,021	601	3,927	1,096
Dry-hole costs	3,454	706	3,486	1,491
Management fees to affiliate	595	605	1,784	1,821
Operating expenses	185	35	517	114
General and administrative expenses	185	195	420	1,020

Total expenses	5,440	2,142	10,134	5,542

(Loss) income from operations	(1,031)	(1,359)	6,725	(4,053)
Other income
Interest income	191	760	772	2,532
Realized gain on sale of marketable securities	—	—	325	—

Total other income	191	760	1,097	2,532

Net (loss) income	(840)	(599)	7,822	(1,521)
Other comprehensive (loss) income
Unrealized gain on marketable securities	158	—	224	—

Total comprehensive (loss) income	$(682)	$(599)	$8,046	$(1,521)

As previously discussed in the Business Update, hurricane activity in the third quarter of 2008 did not cause material damage to any of the Fund’s wells or facilities, however, damage to certain pipelines, coastal refineries and gas processing plants have caused certain wells to be shut-down for several weeks or months. Accordingly, revenues and depletion and amortization were affected in September 2008 and will continue to be affected during these periods of shut-down.

Oil and Gas Revenue. During the three and nine months ended September 30, 2008, the Fund had four producing wells, Main Pass 275, West Cameron 75 and the West Delta 67/68 wells which came onto production in April 2007, December 2007 and July 2008, respectively. During the three and nine months ended September 30, 2007, Main Pass 275 was the Fund’s only producing well.

Oil and gas revenue for the three months ended September 30, 2008 was $4.4 million, a $3.6 million increase from the three months ended September 30, 2007. The increase is attributable to an increase in production and sales volumes totaling $1.7 million, the impact of increased average prices totaling $1.7 million, and increased processing revenue of $0.2 million.

The Fund’s wells produced and sold 9 thousand barrels of oil during the three months ended September 30, 2008 compared to 3 thousand barrels during the three months ended September 30, 2007. The Fund’s oil prices averaged $118 per barrel during the three months ended September 30, 2008 compared to $76 per barrel during the three months ended September 30, 2007.

The Fund’s wells produced and sold 294 thousand mcf of gas during the three months ended September 30, 2008 compared to 74 thousand mcf during the three months ended September 30, 2007. The Fund’s gas prices, inclusive of processing revenue, averaged $11 per mcf during the three months ended September 30, 2008 compared to $6 per mcf during the three months ended September 30, 2007.

Oil and gas revenue for the nine months ended September 30, 2008 was $16.9 million, an increase of $15.4 million from the nine months ended September 30, 2007. The increase is attributable to an increase in production and sales volumes totaling $9.9 million, the impact of increased average prices totaling $5.1 million, and $0.4 million of increased processing revenue.

The Fund’s wells produced 17 thousand barrels of oil during the nine months ended September 30, 2008 compared to 6 thousand barrels during the same period in 2007. The Fund’s oil prices averaged $115 per barrel during the nine months ended September 30, 2008 compared to $70 per barrel during the nine months ended September 30, 2007.

Gas production during the nine months ended September 30, 2008 was 1.5 million mcf compared to 141 thousand mcf, during the nine months ended September 30, 2007. The Fund’s gas prices, inclusive of processing revenue, averaged $10 per mcf during the nine months ended September 30, 2008 compared to $7 per mcf during the nine months ended September 30, 2007.

The increase in sales volumes for both the three and nine months ended September 30, 2008 was due primarily to the onset of production of West Cameron 75 and the West Delta 67/68 wells which came onto production in December 2007 and July 2008, respectively. Additionally, sales volumes for the nine months ended September 30, 2008 were impacted by the onset of production of Main Pass 275 which came onto production in April 2007.

Depletion and Amortization. For the three months ended September 30, 2008 and 2007, depletion and amortization was $1.0 million and $0.6 million, respectively. For the nine months ended September 30, 2008 and 2007, depletion and amortization was $3.9 million and $1.1 million, respectively. The increase for the three and nine month periods are attributable primarily to the onset of production for West Cameron 75 and the West Delta 67/68 wells which came onto production in December 2007 and July 2008, respectively. Additionally, depletion and amortization for the nine months ended September 30, 2008 was impacted by the onset of production of Main Pass 275 which came onto production in April 2007.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well, which is ultimately found to be incapable of producing either oil or gas in sufficient quantities to justify completion of the well. During the three and nine months ended September 30, 2008 and 2007, the Fund received credits on certain wells based upon review and audit of the wells’ costs. Dry-hole costs, inclusive of credits, are detailed in the table below.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007

	(in thousands)
Ruby Project	$3,464	$—	$3,464	$—
Ship Shoal 81	(10)	674	23	674
Viosca Knoll 207	—	52	—	255
Garden Banks 346/390	—	(20)	(1)	562

	$3,454	$706	$3,486	$1,491

Management Fees to Affiliate. For each of the three months ended September 30, 2008 and 2007, the Fund incurred management fees of $0.6 million. For each of the nine months ended September 30, 2008 and 2007, the Fund incurred management fees of $1.8 million. These fees represent 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. The fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.

Operating Expenses. Operating expenses represent the costs of operating and maintaining wells and related facilities, geological costs and accretion expense related to asset retirement obligations as detailed in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)

Lease operating expenses	$182	$23	$472	$56
Geological costs	—	11	37	56
Accretion	3	1	8	2

	$185	$35	$517	$114

Lease operating expenses for the three and nine months ended September 30, 2008 were primarily related to Main Pass 275 and West Cameron 75 and the onset of production of the West Delta 67/68 wells. Lease operating expenses for the three and nine months ended September 30, 2007 were related to Main Pass 275. Geological costs for the nine months ended September 30, 2008 related primarily to geological surveys for the Ruby Project. Geological costs for the three and nine months ended September 30, 2007 were related to geological surveys for South Marsh 111, Ship Shoal 81 and the West Delta 67/68 wells.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)

Accounting fees	$47	$41	$197	$156
Insurance	126	126	174	777
Trust fees and other	12	28	49	87

	$185	$195	$420	$1,020

Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents premiums related to producing well and well control insurance, which varies dependent upon the number of wells producing and/or drilling and directors and officers’ liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and gas funds managed by the Manager. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. For the three months ended September 30, 2008, interest income was $0.2 million, a $0.6 million decrease from the three months ended September 30, 2007. For the nine months ended September 30, 2008, interest income was $0.8 million, a $1.8 million decrease from the nine months ended September 30, 2007. These decreases were attributable to lower average interest earning balances, due to ongoing property expenditures coupled with a reduction in interest rates.

Realized Gain on Sale of Marketable Securities. During the first quarter of 2008, the Fund sold $10.0 million of its available-for-sale marketable securities. The sale resulted in a realized gain of $0.3 million.

Unrealized Gain on Marketable Securities. During 2007, the Fund purchased long-term available-for-sale U.S. Treasury securities, which mature in December 2010. Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized. The Fund recorded unrealized gains of $0.2 million during each of the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007 there was no unrealized gain or loss on marketable securities.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities for the nine months ended September 30, 2008 were $14.3 million principally attributable to revenue receipts of $16.8 million, interest income received of $0.3 million and favorable working capital of $0.1 million, partially offset by management fees of $1.8 million, operating expenses of $0.5 million, general and administrative expenses of $0.4 million and an increase in prepaid royalties of $0.2 million.

Cash flows used in operating activities for the nine months ended September 30, 2007 were $0.5 million, primarily related to management fees of $1.8 million, general and administrative expenses of $1.0 million and operating expenses of $0.1 million, partially offset by revenue received of $1.2 million and interest income received of $1.3 million.

Investing Cash Flows

Cash flows used in investing activities for the nine months ended September 30, 2008 were $0.2 million related to capital expenditures for oil and gas properties totaling $17.4 million and investments in U.S. Treasury securities of $10.0 million. These amounts were partially offset by proceeds from the sale of U.S. Treasury securities totaling $27.3 million. Additionally, the Fund increased its salvage fund investments by $24 thousand, which consisted of the interest earned on this fund.

Cash flows used in investing activities for the nine months ended September 30, 2007 was $30.7 million, which primarily related to capital expenditures for oil and gas properties. In addition, proceeds from the maturity of marketable securities of $33.9 million were offset by the purchase of marketable securities of $33.9 million. Additionally, the Fund increased its salvage fund investments by $37 thousand, which consisted of the interest earned on this fund.

Financing Cash Flows

Cash flows used in financing activities for nine months ended September 30, 2008 of $12.4 million related to the payment of Manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2007 were $79 thousand related to the payment of Manager and shareholder distributions totaling $139 thousand partially offset by contributions from shareholders of $60 thousand.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had committed to spend an additional $3.1 million related to the properties.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including management fees and capital expenditures, with existing cash on-hand, short-term investments and interest earned therefrom. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.

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

Suspension of MMS Royalty Relief

Under Mineral Management Services (“MMS”) rules, the Fund is eligible for royalty relief provided that the average New York Mercantile Exchange (“NYMEX”) sales price for shallow water, deep gas (“Average NYMEX Price”) does not exceed price thresholds established by the MMS, which will be published during the first quarter of 2009. The Average NYMEX Price during the nine months ended September 30, 2008 was $9.73. Based upon current estimations of the 2008 price threshold by the MMS, in the event the Average NYMEX Price exceeds $12.15 for the fourth quarter of 2008, royalty relief would be suspended and the Fund would be obligated to pay its previously relieved MMS royalties. In addition, the Fund’s future reserve estimates report for gas would be reduced by 16.67%. The reduction in revenues resulting from an obligation to pay these royalties and subsequent reduction of proved reserves could have a material adverse effect on the Fund’s results of operations. If the Average NYMEX Price is below the threshold established by the MMS, the Fund would not have an obligation to pay royalties for those properties which qualify for royalty relief and the reserve balances would not be reduced. With regard to the shallow water, deep gas properties, there was no reduction in reserves for potential future royalties as of December 31, 2007 as a result of the average 2007 NYMEX price for gas being below the price threshold.

The Fund’s gas revenues for the nine months ended September 30, 2008 would be reduced by $2.0 million if the 2008 annual Average NYMEX Price ultimately exceeds the price threshold established by the MMS. At September 30, 2008, the Fund has not recorded a liability associated with this contingency, based upon the Manager’s assessment of its probability.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, an Operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at September 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between PetroQuest Energy, L.L.C. and Ridgewood Energy Corporation as Manager for Ruby Project. (previously filed)

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated:	November 7, 2008			RIDGEWOOD ENERGY S FUND, LLC

		By:	/s/	ROBERT E. SWANSON

			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2008
		By:	/s/	KATHLEEN P. McSHERRY

			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)