Form 10-Q
period 2009-03-31
RIDGEWOOD ENERGY S FUND LLC
filed 2009-05-07
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No: 000-52576

RIDGEWOOD ENERGY S FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	20-4077773
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

947 Linwood Avenue, Ridgewood, NJ 07450
(Address of principal executive offices) (Zip code)

(800) 942-5550
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no market for the shares. As of May 6, 2009 there are 839.5395 shares outstanding

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$8,410	$16,046
Production receivable	1,428	985
Other current assets	268	335

Total current assets	10,106	17,366
Long-term investment in available-for-sale securities	10,625	10,743
Salvage fund	1,121	1,113
Oil and gas properties:
Advances to operators for working interests and expenditures	236	—
Unproved properties	2,488	4,840
Proved properties	52,232	45,173
Less: accumulated depletion and amortization	(14,050)	(10,242)

Total oil and gas properties, net	40,906	39,771

Total assets	$62,758	$68,993

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$1,692	$2,663
Accrued expenses	122	81

Total current liabilities	1,814	2,744
Asset retirement obligations	2,133	1,391

Total liabilities	3,947	4,135

Commitments and contingencies (Note 8)

Members’ capital:
Manager:
Distributions	(3,129)	(2,461)
Retained earnings	1,756	1,459

Manager’s total	(1,373)	(1,002)

Shareholders:
Capital contributions (1,000 shares authorized; 839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(17,732)	(13,947)
Accumulated deficit	(32,651)	(30,845)

Shareholders’ total	59,782	65,373

Accumulated other comprehensive income	402	487

Total members’ capital	58,811	64,858

Total liabilities and members’ capital	$62,758	$68,993

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Three months ended March 31,
	2009	2008

Revenue
Oil and gas revenue	$3,221	$5,417
Expenses
Depletion and amortization	2,621	1,476
Impairment of proved properties	1,187	—
Dry-hole costs	1	18
Management fees to affiliate (Note 6)	575	595
Operating expenses	274	151
General and administrative expenses	161	135

Total expenses	4,819	2,375

(Loss) income from operations	(1,598)	3,042
Other income
Interest income	89	337
Realized gain on sale of marketable securities	—	325

Total other income	89	662

Net (loss) income	(1,509)	3,704
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(85)	356

Total comprehensive (loss) income	$(1,594)	$4,060

Manager Interest
Net income	$297	$675

Shareholder Interest
Net (loss) income	$(1,806)	$3,029
Net (loss) income per share	$(2,151)	$3,608

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities
Net (loss) income	$(1,509)	$3,704
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion and amortization	2,621	1,476
Impairment of proved properties	1,187	—
Dry-hole costs	1	18
Accretion expense	9	1
Realized gain on marketable securities	—	(325)
Interest earned on marketable securities	—	(350)
Amortization of premium on investment	33	48
Changes in assets and liabilities:
Increase in production receivable	(443)	(2,538)
Decrease in other current assets	67	27
Increase in due to operator	41	76
Increase (decrease) in accrued expenses	41	(120)

Net cash provided by operating activities	2,048	2,017

Cash flows from investing activities
Payments to operators for working interests and expenditures	(236)	—
Capital expenditures for oil and gas properties	(4,987)	(9,026)
Proceeds from sale of available-for-sale investments	—	10,001
Interest reinvested in salvage fund	(8)	(8)

Net cash (used in) provided by investing activities	(5,231)	967

Cash flows from financing activities
Distributions paid	(4,453)	(2,219)

Net cash used in financing activities	(4,453)	(2,219)

Net (decrease) increase in cash and cash equivalents	(7,636)	765
Cash and cash equivalents, beginning of period	16,046	7,296

Cash and cash equivalents, end of period	$8,410	$8,061

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

2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At March 31, 2009, bank balances exceeded federally insured limits by $7.3 million, of which $6.4 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes. Effective October 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits. Additionally, non-interest bearing deposits are fully insured during this period.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are greater than one year. The Fund had no short-term investments at March 31, 2009 or December 31, 2008.

The Fund currently has long-term investments, which mature in December 2010, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value. The following table is a summary of long-term, available-for-sale investments at March 31, 2009 and December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Fair Value

	(in thousands)
Available-for-Sale
U.S. Treasury notes
March 31, 2009	$10,223	$402	$10,625

December 31, 2008	$10,256	$487	$10,743

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At March 31, 2009, the Fund had a held-to-maturity investment within its salvage fund totaling $1.1 million, which matures in December 2012. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

Capitalized acquisition costs of producing oil and gas properties are depleted by the units-of-production method.

As of March 31, 2009 and December 31, 2008, amounts recorded in due to operators totaling $1.5 million and $2.5 million respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes in asset retirement obligations for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008

	(in thousands)
Balance, beginning of period	$1,391	$131
Liabilities incurred	733	1,183
Liabilities settled	—	—
Accretion expense	9	12
Revisions to previous estimates	—	65

Balance, end of period	$2,133	$1,391

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

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. At March 31, 2009 and December 31, 2008, there were no material oil or gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period. If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred. Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur. During the three months ended March 31, 2009, the Fund recorded an impairment of $1.2 million relating to Vermilion 344, which was attributable to lower oil and gas commodity prices. The carrying value for Vermilion 344 of $4.8 million was written down to its fair value of $3.6 million. The fair value of the impaired well was determined based on level 3 inputs under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“SFAS No. 157”), which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

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

3. Recent Accounting Standards

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K. The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations. The final rules are effective for fiscal years ending on or after December 31, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FAS 157-2”). FAS 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund adopted SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009, which includes applying the provisions of SFAS No. 157 to (i) other nonfinancial assets measured at fair value in conjunction with impairment assessments; and (ii) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on the Fund’s balance sheet, statement of operations, or statement of cash flows.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At March 31, 2009 the Fund had no properties with capitalized exploratory well costs in excess of one year. The following table reflects the net changes in unproved properties for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008

	(in thousands)
Balance, beginning of period	$4,840	$11,215
Additions to capitalized exploratory well costs pending the determination of proved reserves	3,891	7,380
Reclassifications to proved properties based on the determination of proved reserves	(6,243)	(13,755)
Capitalized exploratory well costs charged to dry-hole costs	—	—

Balance, end of period	$2,488	$4,840

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.

5. Distributions

Distributions to shareholders are allocated in proportion to the number of shares held. Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, which range from approximately $8 thousand to $12 thousand per share. The Fund began making distributions to eligible early investors in September 2007 and to all investors in May 2008.

The Manager determines whether available cash from operations, as defined in the LLC Agreement, is to be distributed. Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

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

6. Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for each of the three months ended March 31, 2009 and 2008 were $0.6 million.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At March 31, 2009 and December 31, 2008 there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments

At March 31, 2009 and December 31, 2008, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value due to their short-term nature. At March 31, 2009 and December 31, 2008, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.

8. Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2009, the Fund had committed to spend an additional $18.9 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2008 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on December 19, 2005 to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations. The Fund’s primary investment objective is to generate cash for distribution to its shareholders through the acquisition of “working interests” in the exploration, production and sale of oil and natural gas.

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

Business Update

The Fund owns working interests and has participated in the drilling of eleven wells; seven have been determined to be successful and four have been determined to be dry holes.

Successful Projects
Aspen Project
In July 2008, the Fund acquired a 2.25% working interest in the Aspen Project, an exploratory well. The Aspen Project was determined to be a success in April 2009. The well has been temporarily plugged in order to perform the geological and engineering work necessary to optimize additional drilling, which is currently expected to begin after hurricane season, in the fourth quarter of 2009. The Aspen Project is a deepwater well that requires significant infrastructure construction. Through March 31, 2009, the Fund has spent $2.7 million related to this property, for which the total estimated budget is $21.6 million, which includes two additional wells.

LLOG Projects:
In October 2006, the Fund acquired a 22.5% working interest in each of six exploratory wells from LLOG Exploration Offshore, Inc. (“LLOG”), the operator, off the coast of Louisiana. Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells, as detailed below, have been determined to be successful. The Fund spent $21.1 million for these wells. The Fund has recorded impairments related to Vermilion 344 totaling $4.6 million, of which $1.2 million of impairment expense was incurred during the three months ended March 31, 2009.

South Marsh Island 111	Discovery July 2007; Production commenced February 2009
Vermilion 344	Discovery January 2007; Production commenced December 2008
West Delta 68	Discovery March 2007; Production commenced July 2008
West Delta 67	Discovery November 2007; Production commenced July 2008

West Cameron 75
In March 2007, the Fund acquired a 20.0% working interest in the exploratory well West Cameron 75 from El Paso E&P Company, L.P. (“El Paso”), the operator. In June 2007, El Paso notified the Fund that the property was determined to be to be a commercial discovery. The well was completed and production commenced in December 2007. The Fund spent $23.3 million related to this property.

Main Pass 275
In 2006, the Fund acquired a 30% working interest in the Main Pass 275 well from Newfield Exploration Company (“Newfield”). In August 2007, Newfield sold its interest in this property to McMoRan Exploration Co. (“McMoRan”). At that time, McMoRan assumed Newfield’s responsibilities as the operator of this property. The well was declared a commercial success in February 2007 and production began in April 2007. The Fund spent $5.6 million related to this property.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2009 and 2008, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2009	2008

	(in thousands)
Revenue
Oil and gas revenue	$3,221	$5,417
Expenses
Depletion and amortization	2,621	1,476
Impairment of proved properties	1,187	—
Dry-hole costs	1	18
Management fees to affiliate	575	595
Operating expenses	274	151
General and administrative expenses	161	135

Total expenses	4,819	2,375

(Loss) income from operations	(1,598)	3,042
Other income
Interest income	89	337
Realized gain on sale of marketable securities	—	325

Total other income	89	662

Net (loss) income	(1,509)	3,704
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(85)	356

Total comprehensive (loss) income	$(1,594)	$4,060

Three months ended March 31, 2009 compared to the Three months ended March 31, 2008

Overview. Since inception, the Fund has had six wells come onto production: Main Pass 275 in April 2007; West Cameron 75 in December 2007; West Delta 67/68 in July 2008, Vermilion 344 in December 2008 and South Marsh Island 111 in February 2009, thereby impacting the Fund’s revenue, depletion and amortization and lease operating expense upon production.

Oil and Gas Revenue. Oil and gas revenue for the three months ended March 31, 2009 was $3.2 million, a $2.2 million decrease from the three months ended March 31, 2008. The decrease is attributable to the impact of decreased average prices totaling $3.1 million, partially offset by an increase in sales volumes totaling $0.9 million.

Oil sales volumes were 7 thousand barrels and 4 thousand barrels for the three months ended March 31, 2009 and 2008, respectively. The Funds oil prices averaged $38 per barrel during the three months ended March 31, 2009 compared to $101 per barrel during the three months ended March 31, 2008.

Gas sales volumes were 664 thousand mcf and 587 thousand mcf for the three months ended March 31, 2009 and 2008, respectively. The Funds gas prices averaged $4.38 per mcf during the three months ended March 31, 2009 compared to $8.34 per mcf during the three months ended March 31, 2008.

The increase in volume is primarily attributable to the timing of the onset of production of the Fund’s wells, as discussed above in “Overview”.

Depletion and Amortization. Depletion and amortization for the three months ended March 31, 2009 and 2008 was $2.6 million and $1.5 million, respectively. The increase resulted from the timing of the onset of production of the Fund’s wells.

Impairment of Proved Properties. During the three months ended March 31, 2009, the Fund recorded an impairment to proved properties of $1.2 million, relating to Vermilion 344, which was attributable to lower oil and gas commodity prices. There were no impairments recorded during the three months ended March 31, 2008.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs were $1 thousand and $18 thousand for the three months ended March 31, 2009 and 2008, respectively.

Management Fees to Affiliate. Management fees for each of the three months ended March 31, 2009 and 2008 were $0.6 million, representing 2.5% of the total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.

Operating Expenses. Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended March 31,
	2009	2008

	(in thousands)
Lease operating expenses	$261	$150
Geological costs	4	—
Accretion expense	9	1

	$274	$151

Lease operating expenses for the three months ended March 31, 2009 was related to Main Pass 275, West Cameron 75, West Delta 67/68, South Marsh Island 111 and Vermilion 344. Lease operating expenses for the three months ended March 31, 2008 was related to Main Pass 275 and West Cameron 75. Geological costs for the three months ended March 31, 2009 related primarily to the Aspen Project. Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2009	2008

	(in thousands)
Insurance expense	$91	$39
Accounting fees	59	77
Trust fees and other	11	19

	$161	$135

Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and director’s and officers’ liability insurance. Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. Interest income for the three months ended March 31, 2009 was $0.1 million, a $0.2 million decrease from the three months ended March 31, 2008. The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Realized Gain on Sale of Marketable Securities. During the first quarter of 2008, the Fund sold $10.0 million of its available-for-sale marketable securities, which resulted in a realized gain of $0.3 million. There were no realized gains during the three months ended March 31, 2009.

Unrealized (Loss) Gain on Marketable Securities. During 2007, the Fund purchased long-term available-for-sale U.S. Treasury securities, which mature in December 2010. Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized. The Fund recorded unrealized losses of $0.1 million during the three months ended March 31, 2009 and unrealized gains of $0.4 million during the three months ended March 31, 2008.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2009 were $2.0 million, primarily related to revenue receipts of $2.8 million, refunds of estimated royalty payments made in 2008 totaling $0.1 million and favorable working capital of $0.1 million, partially offset by management fees of $0.6 million, operating expenses of $0.3 million and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2008 were $2.0 million, primarily related to revenue receipts of $2.9 million, partially offset by management fees of $0.6 million, operating expenses of $0.2 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2009 were $5.2 million, primarily related to capital expenditures for oil and gas properties. Additionally, the Fund increased its salvage fund investments by $8 thousand, which consisted of the interest earned on this account.

Cash flows provided by investing activities for the three months ended March 31, 2008 were $1.0 million primarily related to proceeds from the sale of U.S. Treasury securities totaling $10.0 million, partially offset by capital expenditures for oil and gas properties of $9.0 million. Additionally, the Fund increased its salvage fund investments by $8 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2009 were $4.5 million related to distributions paid.

Cash flows used in financing activities for the three months ended March 31, 2008 were $2.2 million related to distributions paid.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2009, the Fund had committed to spend an additional $18.9 million related to its investment properties.

When the Manager makes a decision to participate in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated. If an exploratory well is deemed a dry hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate any such contracts. No contractual obligations exist at March 31, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

32

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 6, 2009			RIDGEWOOD ENERGY S FUND, LLC

		By:	/s/	ROBERT E. SWANSON

			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 6, 2009

		By:	/s/	KATHLEEN P. McSHERRY

			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)