Form 10-Q
period 2009-06-30
RIDGEWOOD ENERGY S FUND LLC
filed 2009-07-31
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No:  000-52576

RIDGEWOOD ENERGY S FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4077773 (I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

There is no market for the shares. As of July 30, 2009 there are 839.5395 shares outstanding

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,030	$16,046
Production receivable	1,010	985
Other current assets	40	335
Total current assets	8,080	17,366
Long-term investment in available-for-sale securities	10,523	10,743
Salvage fund	2,315	1,113
Oil and gas properties:
Unproved properties	3,332	4,840
Proved properties	52,230	45,173
Less: accumulated depletion and amortization	(16,424)	(10,242)
Total oil and gas properties, net	39,138	39,771

Total assets	$60,056	$68,993

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,914	$2,663
Accrued expenses	169	81
Total current liabilities	2,083	2,744
Asset retirement obligations	2,142	1,391
Total liabilities	4,225	4,135

Commitments and contingencies (Note 8)

Members' capital:
Manager:
Distributions	(3,411)	(2,461)
Retained earnings	1,942	1,459
Manager's total	(1,469)	(1,002)
Shareholders:
Capital contributions (1,000 shares authorized;
839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(19,330)	(13,947)
Accumulated deficit	(33,867)	(30,845)
Shareholders' total	56,968	65,373

Accumulated other comprehensive income	332	487

Total members' capital	55,831	64,858

Total liabilities and members' capital	$60,056	$68,993

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$2,536	$7,033	$5,757	$12,450
Expenses
Depletion and amortization	2,374	1,430	4,995	2,906
Impairment of proved properties	-	-	1,187	-
Dry-hole costs	60	14	61	32
Management fees to affiliate (Note 6)	568	594	1,143	1,189
Operating expenses	530	181	804	332
General and administrative expenses	123	100	284	235
Total expenses	3,655	2,319	8,474	4,694
(Loss) income from operations	(1,119)	4,714	(2,717)	7,756
Other income
Interest income	89	244	178	581
Realized gain on sale of marketable securities	-	-	-	325
Total other income	89	244	178	906
Net (loss) income	(1,030)	4,958	(2,539)	8,662
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(70)	(290)	(155)	66
Total comprehensive (loss) income	$(1,100)	$4,668	$(2,694)	$8,728

Manager Interest
Net income	$186	$920	$483	$1,595

Shareholder Interest
Net (loss) income	$(1,216)	$4,038	$(3,022)	$7,067
Net (loss) income per share	$(1,448)	$4,810	$(3,600)	$8,418

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities
Net (loss) income	$(2,539)	$8,662
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	4,995	2,906
Impairment of proved properties	1,187	-
Dry-hole costs	61	32
Accretion expense	18	5
Realized gain on marketable securities	-	(325)
Interest earned on marketable securities	-	(393)
Amortization of premium on investment	65	80
Changes in assets and liabilities:
Increase in production receivable	(25)	(3,721)
Decrease in other current assets	223	73
Increase in due to operator	225	90
Increase (decrease) in accrued expenses	88	(111)
Net cash provided by operating activities	4,298	7,298

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(2,415)
Capital expenditures for oil and gas properties	(5,779)	(14,293)
Investments in salvage fund	(1,202)	(16)
Proceeds from sale of held-to-maturity securities	-	17,276
Proceeds from sale of available-for-sale investments	-	10,001
Investment in held-to-maturity securities	-	(10,001)
Net cash (used in) provided by investing activities	(6,981)	552

Cash flows from financing activities
Distributions paid	(6,333)	(6,274)
Net cash used in financing activities	(6,333)	(6,274)

Net (decrease) increase in cash and cash equivalents	(9,016)	1,576
Cash and cash equivalents, beginning of period	16,046	7,296
Cash and cash equivalents, end of period	$7,030	$8,872

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

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Fund has assessed the impact of subsequent events through July 30, 2009, the date of the issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At June 30, 2009, bank balances exceeded federally insured limits by $5.5 million, of which $4.6 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund had no short-term investments at June 30, 2009 or December 31, 2008.

The Fund currently has long-term investments, which mature in December 2010, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value.  The following table is a summary of long-term, available-for-sale investments at June 30, 2009 and December 31, 2008:
		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Available-for-Sale	(in thousands)
U.S. Treasury notes
June 30, 2009	$10,191	$332	$10,523

December 31, 2008	$10,256	$487	$10,743

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2009, the Fund had held-to-maturity investments within its salvage fund totaling $2.2 million, which mature in October 2009 and December 2012. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

As of June 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $1.6 million and $2.5 million respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes in asset retirement obligations for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$1,391	$131
Liabilities incurred	733	1,183
Liabilities settled	-	-
Accretion expense	18	12
Revisions to previous estimates	-	65
Balance, end of period	$2,142	$1,391

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period. If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred. Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  During the six months ended June 30, 2009, the Fund recorded an impairment of $1.2 million relating to Vermilion 344, which was attributable to lower oil and gas commodity prices.  The carrying value for Vermilion 344 of $4.8 million was written down to its fair value of $3.6 million.  No impairments were recorded during the three months ended June 30, 2009.  The fair value of the impaired well was determined based on level 3 inputs under Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“SFAS No. 157”), which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.

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

3.   Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards CodificationTM as the source of GAAP to be applied to nongovernmental agencies.  SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for interim or annual periods ending after September 15, 2009.  SFAS 168 will not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. FSP FAS 115-2 and 124-2 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. SFAS 157 also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”).  SFAS 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009, which includes applying the provisions of SFAS 157 to (i) other non-financial assets measured at fair value in conjunction with impairment assessments; and (ii) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on the Fund’s balance sheet, statement of operations, or statement of cash flows.

4.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At June 30, 2009, the Fund had no properties with capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$4,840	$11,215
Additions to capitalized exploratory well costs
pending the determination of proved reserves	4,735	7,380
Reclassifications to proved properties based on
the determination of proved reserves	(6,243)	(13,755)
Capitalized exploratory well costs charged to
dry-hole costs	-	-
Balance, end of period	$3,332	$4,840

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  Dry-hole costs were $60 thousand and $61 thousand during the three and six months ended June 30, 2009, respectively, related primarily to Garden Banks 346/390.  Dry-hole costs were $14 thousand and $32 thousand for during the three and six months ended June 30, 2008, respectively, related primarily to Ship Shoal 81. Dry-hole costs for the three and six month periods ended June 30, 2009 and 2008 were partially offset by credits received on certain wells from their respective operators upon review and audit of the wells’ costs.

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the each of the three months ended June 30, 2009 and 2008 were $0.6 million.  Management fees were $1.1 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At June 30, 2009 and December 31, 2008 there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

At June 30, 2009 and December 31, 2008, the carrying value of cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  At June 30, 2009 and December 31, 2008, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2009, the Fund had committed to spend an additional $4.9 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

The Fund owns working interests and has participated in the drilling of eleven wells; seven have resulted in discoveries and four have been determined to be dry holes.

Discoveries
Aspen Project
In July 2008, the Fund acquired a 2.25% working interest in the Aspen Project, an exploratory well.  The first well of the Aspen Project was determined to be a discovery in April 2009 and a second delineation well began drilling in July 2009.  Results for the second well are expected in October 2009, at which time the operator will evaluate the development plans and determine the economics of the completion.  The Aspen Project is a deepwater well that requires significant infrastructure construction.  Through June 30, 2009, the Fund has spent $3.3 million related to this project, for which the total estimated budget is $8.2 million, which includes two wells.

West Cameron 75
In March 2007, the Fund acquired a 20.0% working interest in West Cameron 75, an exploratory well.  The well was determined to be successful in June 2007 and production commenced in December 2007.   The Fund has spent $23.3 million related to this well.

Main Pass 275
In December 2006, the Fund acquired a 30.0% working interest in the Main Pass 275, an exploratory well.  The well was determined to be successful in February 2007 and production commenced in April 2007.  The Fund has spent $5.6 million related to this well.

LLOG Projects:
In October 2006, the Fund acquired a 22.5% working interest in each of six exploratory wells from LLOG Exploration Offshore, Inc. (“LLOG”), the operator, off the coast of Louisiana.  Of the six wells, the Fund elected not to proceed with one well and one well was determined to be a dry hole.

The remaining four LLOG wells, as detailed below, have been determined to be discoveries.  The Fund has spent $21.1 million related to these wells.  The Fund has recorded impairments related to Vermilion 344 totaling $4.6 million, of which $1.2 million of impairment expense was incurred during the six months ended June 30, 2009.

South Marsh Island 111	Discovery July 2007; Production commenced February 2009
Vermilion 344	Discovery January 2007; Production commenced December 2008
West Delta 68	Discovery March 2007; Production commenced July 2008
West Delta 67	Discovery November 2007; Production commenced July 2008

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2009 and 2008, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$2,536	$7,033	$5,757	$12,450
Expenses
Depletion and amortization	2,374	1,430	4,995	2,906
Impairment of proved properties	-	-	1,187	-
Dry-hole costs	60	14	61	32
Management fees to affiliate	568	594	1,143	1,189
Operating expenses	530	181	804	332
General and administrative expenses	123	100	284	235
Total expenses	3,655	2,319	8,474	4,694
(Loss) income from operations	(1,119)	4,714	(2,717)	7,756
Other income
Interest income	89	244	178	581
Realized gain on sale of marketable securities	-	-	-	325
Total other income	89	244	178	906
Net (loss) income	(1,030)	4,958	(2,539)	8,662
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(70)	(290)	(155)	66

Total comprehensive (loss) income	$(1,100)	$4,668	$(2,694)	$8,728

Overview.  Since inception, the Fund has had six wells come onto production: Main Pass 275 in April 2007; West Cameron 75 in December 2007; West Delta 67/68 in July 2008, Vermilion 344 in December 2008 and South Marsh Island 111 in February 2009, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expense upon production.

Oil and Gas Revenue. Oil and gas revenue for the three months ended June 30, 2009 was $2.5 million, a $4.5 million decrease from the three months ended June 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $4.8 million partially offset by an increase in sales volumes totaling $0.4 million. Oil and gas revenue for the six months ended June 30, 2009 was $5.8 million, a $6.7 million decrease from the six months ended June 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $8.0 million partially offset by an increase in sales volumes totaling $1.4 million.

Oil sales volumes were 6 thousand barrels and 4 thousand barrels for the three months ended June 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $56 per barrel during the three months ended June 30, 2009 compared to $121 per barrel during the three months ended June 30, 2008.

Oil sales volumes were 13 thousand barrels and 8 thousand barrels for the six months ended June 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $46 per barrel during the six months ended June 30, 2009 compared to $111 per barrel during the six months ended June 30, 2008.

Gas sales volumes were 597 thousand mcf and 580 thousand mcf for the three months ended June 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.51 per mcf during the three months ended June 30, 2009 compared to $10.92 per mcf during the three months ended June 30, 2008.

Gas sales volumes were 1.3 million mcf and 1.2 million mcf for the six months ended June 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.97 per mcf during the six months ended June 30, 2009 compared to $9.62 per mcf during the six months ended June 30, 2008.

The increase in volume is primarily attributable to the timing of the onset of production of the Fund’s wells, as discussed above in “Overview”.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2009 were $2.4 million and $5.0 million, respectively, compared to $1.4 million and $2.9 million for the three and six months ended June 30, 2008, respectively.  The increase resulted from the timing of the onset of production of the Fund’s wells.

Impairment of Proved Properties.  During the six months ended June 30, 2009, the Fund recorded an impairment to proved properties of $1.2 million, relating to Vermilion 344, which was attributable to lower oil and gas commodity prices.  There were no impairments recorded during the three months ended June 30, 2009 or during the three and six months ended June 30, 2008.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  Dry-hole costs were $60 thousand and $61 thousand during the three and six months ended June 30, 2009, respectively, related primarily to Garden Banks 346/390.  Dry-hole costs were $14 thousand and $32 thousand for during the three and six months ended June 30, 2008, respectively, related primarily to Ship Shoal 81. Dry-hole costs for the three and six month periods ended June 30, 2009 and 2008 were partially offset by credits received on certain wells from their respective operators upon review and audit of the wells’ costs.

Management Fees to Affiliate.  Management fees for each of the three months ended June 30, 2009 and 2008 were $0.6 million.  Management fees were $1.1 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Lease operating expense	$381	$141	$637	$290
Geological costs	73	37	77	37
Workover expense	67	-	72	-
Accretion expense	9	3	18	5
	$530	$181	$804	$332

Lease operating expense for the three and six months ended June 30, 2009 and 2008 were related to the Fund’s producing properties during each period as outlined above in “Overview”. Geological costs for the three and six months ended June 30, 2009 related primarily to the Aspen Project.  Geological costs for the three and six months ended June 30, 2008 related primarily to the Ruby Project.  Workover expense for the three and six months ended June 30, 2009 related to West Delta 67 and West Cameron 75.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Insurance expense	$78	$9	$169	$48
Accounting fees	39	73	98	150
Trust fees and other	6	18	17	37
	$123	$100	$284	$235

Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and director’s and officers’ liability insurance.  Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended June 30, 2009 was $0.1 million, a $0.2 million decrease from the three months ended June 30, 2008.  Interest income for the six months ended June 30, 2009 was $0.2 million, a $0.4 million decrease from the six months ended June 30, 2008.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Realized Gain on Sale of Marketable Securities.   During the first quarter of 2008, the Fund sold $10.0 million of its available-for-sale marketable securities, which resulted in a realized gain of $0.3 million.  There were no realized gains during the three and six months ended June 30, 2009.

Unrealized (Loss) Gain on Marketable Securities.  During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which mature in December 2010.  Unrealized gains and losses related to the securities' change in fair value are recorded in other comprehensive income until realized.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2009 were $4.3 million, primarily related to revenue receipts of $5.7 million, interest received of $0.2 million and favorable working capital of $0.3 million, partially offset by management fees of $1.1 million, operating expenses paid of $0.6 million and general and administrative expenses of $0.3 million.

Cash flows provided by operating activities for the six months ended June 30, 2008 were $7.3 million, primarily related to revenue receipts of $8.7 million and interest income received of $0.3 million, partially offset by management fees of $1.2 million, operating expenses of $0.3 million and general and administrative expenses of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2009 were $7.0 million, related to capital expenditures for oil and gas properties of $5.8 million and investments in the salvage fund of $1.2 million. Additionally, the Fund increased its salvage fund investments by $17 thousand, which consisted of the interest earned on this account.

Cash flows provided by investing activities for the six months ended June 30, 2008 were $0.6 million. Proceeds from the sale of U.S. Treasury securities totaling $27.3 million were partially offset by investments in U.S. Treasury securities of $10.0 million and capital expenditures for oil and gas properties of $16.7 million, inclusive of advances. Additionally the Fund increased its salvage fund investments by $16 thousand, which consisted of the interest earned on this fund.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2009 were $6.3 million, related to distributions paid.

Cash flows used in financing activities for the six months ended June 30, 2008 were $6.3 million, related to distributions paid.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2009, the Fund had committed to spend an additional $4.9 million related to its investment properties.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand and income from investments.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income and interest income, although the management fee can be paid out of capital contributions; however, this is not the Fund’s intent.

Distributions are funded from cash flow from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at June 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY S FUND, LLC
Dated:	July 30, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 30, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)