Form 10-Q
period 2009-09-30
RIDGEWOOD ENERGY S FUND LLC
filed 2009-11-12
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

There is no market for the shares. As of November 12, 2009 there are 839.5395 shares outstanding

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$5,344	$16,046
Production receivable	540	985
Insurance receivable	411	-
Other current assets	225	335
Total current assets	6,520	17,366
Long-term investment in available-for-sale securities	10,467	10,743
Salvage fund	2,323	1,113
Oil and gas properties:
Unproved properties	4,230	4,840
Proved properties	52,222	45,173
Less: accumulated depletion and amortization	(18,297)	(10,242)
Total oil and gas properties, net	38,155	39,771
Total assets	$57,465	$68,993

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,933	$2,663
Accrued expenses	83	81
Total current liabilities	2,016	2,744
Asset retirement obligations	2,151	1,391
Total liabilities	4,167	4,135

Commitments and contingencies (Note 8)

Members' capital:
Manager:
Distributions	(3,642)	(2,461)
Retained earnings	2,048	1,459
Manager's total	(1,594)	(1,002)
Shareholders:
Capital contributions (1,000 shares authorized;
839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(20,636)	(13,947)
Accumulated deficit	(34,946)	(30,845)
Shareholders' total	54,583	65,373

Accumulated other comprehensive income	309	487

Total members' capital	53,298	64,858
Total liabilities and members' capital	$57,465	$68,993

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$1,886	$4,409	$7,643	$16,859

Expenses
Depletion and amortization	1,873	1,021	6,868	3,927
Impairment of proved properties	-	-	1,187	-
Dry-hole costs	(3)	3,454	58	3,486
Management fees to affiliate (Note 6)	570	595	1,713	1,784
Operating expenses	410	185	1,214	517
General and administrative expenses	99	185	383	420
Total expenses	2,949	5,440	11,423	10,134
(Loss) income from operations	(1,063)	(1,031)	(3,780)	6,725
Other income
Interest income	90	191	268	772
Realized gain on sale of marketable securities	-	-	-	325
Total other income	90	191	268	1,097
Net (loss) income	(973)	(840)	(3,512)	7,822
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(23)	158	(178)	224
Total comprehensive (loss) income	$(996)	$(682)	$(3,690)	$8,046

Manager Interest
Net income	$106	$476	$589	$2,071

Shareholder Interest
Net (loss) income	$(1,079)	$(1,316)	$(4,101)	$5,751
Net (loss) income per share	$(1,285)	$(1,568)	$(4,885)	$6,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities
Net (loss) income	$(3,512)	$7,822
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	6,868	3,927
Impairment of proved properties	1,187	-
Dry-hole costs	58	3,486
Accretion expense	27	8
Realized gain on marketable securities	-	(325)
Interest earned on marketable securities	-	(448)
Amortization of premium on investment	98	113
Changes in assets and liabilities:
Decrease (increase) in production receivable	445	(66)
Decrease (increase) in other current assets	38	(157)
Increase in prepaid royalties	-	(184)
Increase in due to operator	116	92
Increase in accrued expenses	2	28
Net cash provided by operating activities	5,327	14,296

Cash flows from investing activities
Capital expenditures for oil and gas properties	(6,949)	(17,435)
Investments in salvage fund	(1,210)	(24)
Proceeds from maturity of held-to-maturity securities	-	17,276
Proceeds from sale of available-for-sale investments	-	10,001
Investment in held-to-maturity securities	-	(10,001)
Net cash used in investing activities	(8,159)	(183)

Cash flows from financing activities
Distributions	(7,870)	(12,401)
Net cash used in financing activities	(7,870)	(12,401)

Net (decrease) increase in cash and cash equivalents	(10,702)	1,712
Cash and cash equivalents, beginning of period	16,046	7,296
Cash and cash equivalents, end of period	$5,344	$9,008

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

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Fund has assessed the impact of subsequent events through November 12 2009, the date of the issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At September 30, 2009, bank balances exceeded federally insured limits by $3.7 million, of which $2.8 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund had no short-term investments at September 30, 2009 or December 31, 2008.

The Fund currently has long-term investments, which mature in December 2010, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value.  The following table is a summary of long-term, available-for-sale investments at September 30, 2009 and December 31, 2008:

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Available-for-Sale	(in thousands)
U.S. Treasury notes
September 30, 2009	$10,158	$309	$10,467

December 31, 2008	$10,256	$487	$10,743

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2009, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $2.2 million, of which $1.1 million matured in October 2009 and $1.1 million matures in December 2012. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

As of September 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $1.7 million and $2.5 million respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes in asset retirement obligations for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$1,391	$131
Liabilities incurred	733	1,183
Liabilities settled	-	-
Accretion expense	27	12
Revisions to previous estimates	-	65
Balance, end of period	$2,151	$1,391

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period. If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  During the nine months ended September 30, 2009, the Fund recorded an impairment of $1.2 million relating to Vermilion 344, which was attributable to lower oil and gas commodity prices.  The carrying value for Vermilion 344 of $4.8 million was written down to its fair value of $3.6 million.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  No impairments were recorded during the three months ended September 30, 2009.

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

3.   Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. This guidance explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. It is effective for interim or annual periods ending after September 15, 2009.  The guidance was adopted for the third quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments.  The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued guidance related to fair value measurements. This guidance provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The FASB also issued guidance on the methods used to measure fair value and required expanded disclosures related to fair value measurements. The Fund adopted this guidance for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009.  The adoption did not have a material impact on the Fund’s financial statements.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release No. 33-8995”), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.  The Fund does not expect the adoption of Release No. 33-8995 to have a material impact on its financial statements and disclosures.

4.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At September 30, 2009, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$4,840	$11,215
Additions to capitalized exploratory well costs
pending the determination of proved reserves	5,633	7,380
Reclassifications to proved properties based on
the determination of proved reserves	(6,243)	(13,755)
Capitalized exploratory well costs charged to
dry-hole costs	-	-
Balance, end of period	$4,230	$4,840

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three and nine months ended September 30, 2009 and 2008, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Garden Banks 346/390	$-	$-	$297	$(1)
Ruby Project	-	3,464	(184)	3,464
Other wells	(3)	(10)	(55)	23
	$(3)	$3,454	$58	$3,486

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

The Manager determines whether available cash from operations, as defined in the LLC Agreement, will be distributed. Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the each of the three months ended September 30, 2009 and 2008 were $0.6 million.  Management fees were $1.7 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At September 30, 2009 and December 31, 2008 there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2009 and December 31, 2008, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2009, the Fund had committed to spend an additional $6.1 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage
The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event that is not insured or not fully insured could have an adverse impact upon earnings and financial position. Moreover, insurance is obtained as a package covering all of the funds managed by the Manager.  Claims made by other funds can reduce or eliminate insurance for the Fund.  During the nine months ended September 30, 2009, the Fund was notified that the operator of the Aspen Project had filed an insurance claim related to an insurable event that had occurred during the drilling of the Aspen well.  At September 30, 2009, the Fund has recorded a receivable of $0.4 million, based on its estimate of insurance recoveries.  The Fund records receivables for insured losses when the expected insurance proceeds are probable and reasonably estimable.

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

Discoveries
Aspen Project
In July 2008, the Fund acquired a 2.25% working interest in the Aspen Project, an exploratory well.  In April 2009, the first well of the Aspen Project found hydrocarbons in three separate zones.  A second and third delineation well were drilled from July - September 2009.  Once the results from this additional drilling have been analyzed, the operator and working interest owners will evaluate possible development plans and determine the economics of the completion and further drilling.  Aspen is a deepwater project that requires significant infrastructure construction.  Through September 30, 2009, the Fund has spent $4.2 million, net of estimated insurance recoveries, related to this project, for which the total estimated budget is $10.3 million, which includes two additional wells.  During the nine months ended September 30, 2009, the Fund was notified that the operator of the Aspen Project had filed an insurance claim relative to an insurable event that had occurred during the drilling of the Aspen well.  At September 30, 2009, the Fund has recorded a receivable of $0.4 million, based on its estimate of insurance recoveries.

West Cameron 75
In March 2007, the Fund acquired a 20.0% working interest in West Cameron 75, an exploratory well.  The well was determined to be successful in June 2007 and production commenced in December 2007.  The Fund has spent $23.4 million related to this well.

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

The Fund has spent $21.1 million for these wells.  The Fund has recorded impairments related to Vermilion 344 totaling $4.6 million, of which $1.2 million of impairment expense was incurred during the nine months ended September 30, 2009.

South Marsh Island 111	Discovery July 2007; Production commenced February 2009
Vermilion 344	Discovery January 2007; Production commenced December 2008
West Delta 68	Discovery March 2007; Production commenced July 2008
West Delta 67	Discovery November 2007; Production commenced July 2008

The West Delta 67 and West Delta 68 wells experienced several weeks of production interruption during September and October 2009 due to mechanical issues and pipeline repairs.  Production has resumed for both of these wells.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2009 and 2008, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$1,886	$4,409	$7,643	$16,859

Expenses
Depletion and amortization	1,873	1,021	6,868	3,927
Impairment of proved properties	-	-	1,187	-
Dry-hole costs	(3)	3,454	58	3,486
Management fees to affiliate	570	595	1,713	1,784
Operating expenses	410	185	1,214	517
General and administrative expenses	99	185	383	420
Total expenses	2,949	5,440	11,423	10,134
(Loss) income from operations	(1,063)	(1,031)	(3,780)	6,725
Other income
Interest income	90	191	268	772
Realized gain on sale of marketable securities	-	-	-	325
Total other income	90	191	268	1,097
Net (loss) income	(973)	(840)	(3,512)	7,822
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(23)	158	(178)	224

Total comprehensive (loss) income	$(996)	$(682)	$(3,690)	$8,046

Overview.  Since inception, the Fund has had six wells come onto production: Main Pass 275 in April 2007; West Cameron 75 in December 2007; West Delta 67/68 in July 2008, Vermilion 344 in December 2008 and South Marsh Island 111 in February 2009, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expense upon production.

Oil and Gas Revenue. Oil and gas revenue for the three months ended September 30, 2009 was $1.9 million, a $2.5 million decrease from the three months ended September 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $4.4 million partially offset by an increase in sales volumes totaling $1.9 million.

Oil sales volumes were 4 thousand barrels and 9 thousand barrels for the three months ended September 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $58 per barrel and $118 per barrel during the three months ended September 30, 2009 and 2008, respectively.

Gas sales volumes were 511 thousand mcf and 294 thousand mcf for the three months ended September 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $2.89 per mcf and $11.06 per mcf during the three months ended September 30, 2009 and 2008, respectively.

Oil and gas revenue for the nine months ended September 30, 2009 was $7.6 million, a $9.2 million decrease from the nine months ended September 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $12.2 million coupled with a decrease in processing revenue of $0.1 million, partially offset by an increase in sales volumes totaling $3.1 million

Oil sales volumes were 17 thousand barrels for each of the nine months ended September 30, 2009 and 2008.  The Fund’s oil prices averaged $49 per barrel and $115 per barrel during the nine months ended September 30, 2009 and 2008, respectively.

Gas sales volumes were 1.8 million mcf and 1.5 million mcf for the nine months ended September 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.66 per mcf and $9.91 per mcf during the nine months ended September 30, 2009 and 2008, respectively.

The decrease in oil volumes during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily attributable to West Delta 67/68, which were offline due to mechanical problems during September 2009, and Main Pass 275, due to natural declines in production rates, partially offset by the onset of production of South Marsh Island 111.  During the nine months ended September 30, 2009, the impact to oil volumes attributable to the onset of production of West Delta 67/68 and South Marsh Island 111 was principally offset by the reduced volume for Main Pass 275.

The increase in gas volumes during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily attributable to the timing of the onset of production of the Fund’s wells, as discussed above in “Overview”.  The increase in gas volumes during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily attributable to the timing of the onset of production of the Fund’s wells, partially offset by decreases for Main Pass 275 and West Cameron 75.  The Main Pass 275 decrease was due to natural declines in production rates and the West Cameron 75 decrease was due to the expiration of royalty relief.  During the second quarter 2009, West Cameron 75 exceeded the eligible volume threshold that qualifies for royalty relief under Mineral Management Services guidelines, resulting in lower volume entitlements for the remaining life of this well.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2009 were $1.9 million and $6.9 million, respectively, an increase of $0.9 million and $2.9 million from the three and nine months ended September 30, 2008, respectively.  The increases resulted from an increase in production volumes, due to the timing of the onset of production of the Fund’s wells, coupled with an increase in depletion rates.

Impairment of Proved Properties.  During the nine months ended September 30, 2009, the Fund recorded an impairment of proved properties of $1.2 million, relating to Vermilion 344, which was attributable to lower oil and gas commodity prices.  There were no impairments recorded during the three months ended September 30, 2009 or during the three and nine months ended September 30, 2008.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  During the three and nine months ended September 30, 2009 and 2008, the Fund received credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Garden Banks 346/390	$-	$-	$297	$(1)
Ruby Project	-	3,464	(184)	3,464
Other wells	(3)	(10)	(55)	23
	$(3)	$3,454	$58	$3,486

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2009 and 2008 were $0.6 million.  Management fees were $1.7 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Lease operating expense	$380	$182	$1,017	$472
Geological costs	-	-	77	37
Workover expense	21	-	93	-
Accretion expense	9	3	27	8
	$410	$185	$1,214	$517

Lease operating expense for the three and nine months ended September 30, 2009 and 2008 were related to the Fund’s producing properties during each period as outlined above in “Overview”. Geological costs for the nine months ended September 30, 2009 related primarily to the Aspen Project. Geological costs for the nine months ended September 30, 2008 related primarily to the Ruby Project.  Workover expense for the three and nine months ended September 30, 2009 related to West Delta 67/68 and West Cameron 75.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Insurance expense	$43	$126	$212	$174
Accounting fees	51	47	149	197
Trust fees and other	5	12	22	49
	$99	$185	$383	$420

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended September 30, 2009 was $0.1 million, a $0.1 million decrease from the three months ended September 30, 2008.  Interest income for the nine months ended September 30, 2009 was $0.3 million, a $0.5 million decrease from the nine months ended September 30, 2008.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Realized Gain on Sale of Marketable Securities.   During the first quarter 2008, the Fund sold $10.0 million of its available-for-sale marketable securities, which resulted in a realized gain of $0.3 million.  There were no realized gains during the three and nine months ended September 30, 2009, or during the three months ended September 30, 2008.

Unrealized (Loss) Gain on Marketable Securities.  During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which mature in December 2010.  Unrealized gains and losses related to the securities' change in fair value are recorded in other comprehensive income until realized.   The Fund recorded unrealized losses of $23 thousand and $0.2 million during the three and nine months ended September 30, 2009, respectively and unrealized gains of $0.2 million during each of the three and nine months ended September 30, 2008.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2009 were $5.3 million, primarily related to revenue receipts of $8.1 million, interest received of $0.3 million and favorable working capital of $0.2 million, partially offset by management fees of $1.7 million, operating expenses of $1.2 million and general and administrative expenses of $0.4 million.

Cash flows provided by operating activities for the nine months ended September 30, 2008 were $14.3 million, primarily related to revenue receipts of $16.8 million, interest income received of $0.3 million and favorable working capital of $0.1 million, partially offset by management fees of $1.8 million, operating expenses of $0.5 million, general and administrative expenses of $0.4 million and an increase in prepaid royalties of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2009 were $8.2 million, related to capital expenditures for oil and gas properties of $6.9 million and investments in the salvage fund of $1.2 million, inclusive of the interest earned of this fund.

Cash flows used in investing activities for the nine months ended September 30, 2008 were $0.2 million, related to capital expenditures for oil and gas properties of $17.4 million and investments in U.S. Treasury securities of $10.0 million, partially offset by proceeds from the sale of U.S. Treasury securities totaling $27.3 million. Additionally, the Fund increased its salvage fund investments by $24 thousand, which consisted of the interest earned on this fund.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2009 were $7.9 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2008 were $12.4 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $6.1 million related to its investment properties.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is more than likely, all the capital it will obtain. The number of projects in which the Fund can invest will naturally be limited, and each unsuccessful project the Fund experiences will reduce its ability to generate revenue and exhaust its capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, and income from investments.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income and interest income, although the management fee can be paid out of capital contributions; however, this is not the Fund’s intent.

Distributions are funded from available cash from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at September 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 22, 2009, Kenneth W. Lang was named President and Chief Operating Officer of the Fund.  Prior to joining the Fund, Mr. Lang was with BP for twenty four years, ultimately serving as Senior Vice President for BP's Gulf of Mexico business and a member of the Board of Directors for BP America, Inc.  Robert E. Swanson, formerly President and Chief Executive Officer of the Fund, will remain Chief Executive Officer of the Fund.

Adrien Doherty, Executive Vice President of the Fund, resigned effective October 30, 2009.

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

RIDGEWOOD ENERGY S FUND, LLC
Dated:	November 12, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 12, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)