Form 10-Q
period 2010-03-31
RIDGEWOOD ENERGY S FUND LLC
filed 2010-05-04
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No:  000-52576

RIDGEWOOD ENERGY S FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4077773 (I.R.S. Employer Identification No.)

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

As of May 4, 2010 the Fund had 839.5395 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,399	$4,948
Short-term investment in available-for-sale securities	10,286	10,366
Production receivable	906	308
Other current assets	338	86
Total current assets	15,929	15,708
Salvage fund	2,339	2,331
Oil and gas properties:
Unproved properties	5,917	4,284
Proved properties	45,722	44,566
Less: accumulated depletion and amortization	(14,504)	(12,537)
Total oil and gas properties, net	37,135	36,313
Total assets	$55,403	$54,352

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$3,812	$2,159
Accrued expenses	337	208
Total current liabilities	4,149	2,367
Asset retirement obligations	2,169	2,160
Total liabilities	6,318	4,527
Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(3,804)	(3,791)
Retained earnings	2,219	2,042
Manager's total	(1,585)	(1,749)
Shareholders:
Capital contributions (1,000 shares authorized;
839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(21,554)	(21,484)
Accumulated deficit	(38,134)	(37,348)
Shareholders' total	50,477	51,333

Accumulated other comprehensive income	193	241

Total members' capital	49,085	49,825
Total liabilities and members' capital	$55,403	$54,352

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Revenue
Oil and gas revenue	$2,186	$3,221

Expenses
Depletion and amortization	1,967	2,621
Impairment of proved properties	-	1,187
Management fees to affiliate (Note 7)	571	575
Operating expenses	279	275
General and administrative expenses	188	161
Total expenses	3,005	4,819
Loss from operations	(819)	(1,598)

Other income
Interest income	88	89
Derivative instrument income	122	-
Total other income	210	89
Net loss	(609)	(1,509)

Other comprehensive loss
Unrealized loss on marketable securities	(48)	(85)
Total comprehensive loss	$(657)	$(1,594)

Manager Interest
Net income	$177	$297

Shareholder Interest
Net loss	$(786)	$(1,806)
Net loss per share	$(936)	$(2,151)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(609)	$(1,509)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	1,967	2,621
Impairment of proved properties	-	1,187
Dry-hole costs	2	1
Accretion expense	9	9
Amortization of premium on investment	32	33
Derivative instrument income	(122)	-
Changes in assets and liabilities:
Increase in production receivable	(598)	(443)
(Increase) decrease in other current assets	(135)	67
Increase in due to operator	22	41
Increase in accrued expenses	129	41
Net cash provided by operating activities	697	2,048

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(236)
Capital expenditures for oil and gas properties	(1,155)	(4,987)
Interest reinvested in salvage fund	(8)	(8)
Net cash used in investing activities	(1,163)	(5,231)

Cash flows from financing activities
Distributions	(83)	(4,453)
Net cash used in financing activities	(83)	(4,453)

Net decrease in cash and cash equivalents	(549)	(7,636)

Cash and cash equivalents, beginning of period	4,948	16,046
Cash and cash equivalents, end of period	$4,399	$8,410

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

The Manager has direct and exclusive control over the management of the Fund’s operations. With respect to project investments, the Manager locates potential projects, conducts due diligence, negotiates with operators and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 7 and 9.

2.  Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2009 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to the fair value of financial instruments, property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Effective January 1, 2010, the federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At March 31, 2010, the Fund’s balances exceeded federally insured limits by $4.0 million, of which $3.1 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.

At March 31, 2010, the Fund has investments in U.S. Treasury securities, which mature in December 2010, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  The following table is a summary of available-for-sale investments at March 31, 2010 and December 31, 2009:

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Available-for-Sale	(in thousands)
U.S. Treasury notes
March 31, 2010	$10,093	$193	$10,286

December 31, 2009	$10,125	$241	$10,366

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.2 million and $1.1 million, which mature in November 2010 and December 2012, respectively. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

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

At March 31, 2010 and December 31, 2009, amounts recorded in due to operators totaling $3.6 million and $2.0 million respectively, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivatives are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as derivative instrument income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 4.  “Derivative Instruments,” for more information.

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

The Fund did not record any impairments during the three months ended March 31, 2010.  During the three months ended March 31, 2009, the Fund recorded an impairment to Vermilion 344 of $1.2 million, which was attributable to lower oil and gas commodity prices.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.

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

3.  Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective for the Fund beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Fund’s financial statements.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund December 31, 2011. The adoption of the guidance is not expected to have a material impact on the Fund’s financial statements.

4.  Derivative Instruments

In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  The Fund has elected not to use hedge accounting for these derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as derivative instrument income on the statement of operations.  The estimated fair value of these contracts is based upon closing exchange prices on the New York Mercantile Exchange (“NYMEX”).  See Note 8. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

The put options are carried at their fair value on the balance sheet within “Other current assets” and are settled based upon reported prices on the NYMEX.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Derivative instrument income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At March 31, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

April 1, 2010 - October 31, 2010	Put Options	183,658	$ 4.90	$ 173

5.  Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2010, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the three months ended March 31, 2010 and the year ended December 31, 2009.

	March 31, 2010	December 31, 2009
	(in thousands)
Balance, beginning of period	$4,284	$4,840
Additions to capitalized exploratory well costs
pending the determination of proved reserves	1,633	5,686
Reclassifications to proved properties based on
the determination of proved reserves	-	(6,242)
Capitalized exploratory well costs charged to
dry-hole costs	-	-
Balance, end of period	$5,917	$4,284

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, were $2 thousand and $1 thousand for the three months ended March 31, 2010 and 2009. Dry-hole costs are included in the Fund’s Statements of Operations within Operating Expenses.

6.  Distributions

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

7.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.6 million for each of the three months ended March 31, 2010 and 2009.

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

8.  Fair Value Measurements

At March 31, 2010 and December 31, 2009, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  At March 31, 2010 and December 31, 2009, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.  At March 31, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $15.2 million related to its investment properties, of which $6.5 million is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

10.   Subsequent Events

The Fund has assessed the impact of subsequent events through the date of issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2009 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on December 19, 2005 to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development stage shallow water or deepwater projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

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

Revenues are subject to market pricing for oil and natural gas, which has been extremely volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent	Total
	Working	through	Estimated
Lease Block	Interest	March 31, 2010	Budget	Status
		(in thousands)
Currently Drilling
Beta Project	2.5%	$234	$3,906	Drilling commenced March 2010. Results expected June 2010.
Targa Project	2.0%	$1,364	$7,781	Drilling commenced February 2010. Results expected May 2010.

Non-producing Properties
Aspen Project	2.25%	$4,318	$7,757	Drilling a third sidetrack well during second quarter 2010. Will evaluate economics of well completion once sidetrack is completed.

Producing Properties
West Cameron 75	20.0%	$24,941	$24,941	Production commenced December 2007. Recompletion activities completed in January 2010 at a cost of $1.6 million.
Main Pass 275	30.0%	$5,765	$5,795	Production commenced April 2007. A minor recompletion is currently scheduled for 2011 at an estimated cost of $30 thousand.
South Marsh Island 111	22.5%	$6,243	$6,918	Production commenced February 2009. Recompletion efforts to access behind the pipe reserves are expected to commence in 2011 at an estimated cost of $0.7 million.
West Delta 68	22.5%	$4,598	$5,453
Production commenced July 2008. Recompletion activities commenced in April 2010 at an estimated cost of $64 thousand.  An additional recompletion is currently scheduld for 2011 at an estimated cost of $0.8 million.

West Delta 67	22.5%	$2,957	$3,047
Production commenced July 2008. Recompletion activities commenced in April 2010 at an estimated cost of $45 thousand. An additional recompletion is currently scheduld for 2011 at an estimated cost of $45 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$2,186	$3,221

Expenses
Depletion and amortization	1,967	2,621
Impairment of proved properties	-	1,187
Management fees to affiliate	571	575
Operating expenses	279	275
General and administrative expenses	188	161
Total expenses	3,005	4,819
Loss from operations	(819)	(1,598)

Other income
Interest income	88	89
Derivative instrument income	122	-
Total other income	210	89
Net loss	(609)	(1,509)

Other comprehensive loss
Unrealized loss on marketable securities	(48)	(85)
Total comprehensive loss	$(657)	$(1,594)

Overview.   Since inception, the Fund has had six wells come onto production: Main Pass 275 in April 2007; West Cameron 75 in December 2007; West Delta 67 and West Delta 68 in July 2008, Vermilion 344 in December 2008 and South Marsh Island 111 in February 2009.  Vermilion 344 was fully depleted as of December 31, 2009.

During the three months ended March 31, 2010 and 2009,  the Fund’s revenue, depletion and amortization and lease operating expense were affected by the timing of the onset of production and depletion of the Fund’s wells and by the the impact of temporary shut-ins.  During November 2009, West Cameron 75 underwent an extensive sidetrack operation.  As a result, West Cameron 75 was shut-in from November 2009 until mid-January 2010.  As a result of the sidetrack operation, West Cameron 75 has increased production rates.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2010 was $2.2 million, a $1.0 million decrease from the three months ended March 31, 2009.  The decrease is attributable to a decrease in sales volumes totaling $1.4 million, partially offset by the impact of increased average prices totaling $0.3 million.

Oil sales volumes were 4 thousand barrels and 7 thousand barrels for the three months ended March 31, 2010 and 2009, respectively.  The Fund’s oil prices averaged $76 per barrel and $39 per barrel during the three months ended March 31, 2010 and 2009, respectively.

Gas sales volumes were 392 thousand mcf and 664 thousand mcf for the three months ended March 31, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.71 per mcf and $4.43 per mcf during the three months ended March 31, 2010 and 2009, respectively.

The decrease in oil and gas volumes was primarily attributable to decreased production rates for the Fund’s wells due to natural declines in production, partially offset by increased production rates for West Cameron 75, due to a successful sidetrack operation, which was completed in January 2010.  Gas volumes were also impacted by a reduction in the average number of production days for gas producing wells from 83 during the three months ended March 31, 2009 to 78 during the three months ended March 31, 2010.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2010 was $2.0 million, a decrease of $0.7 million from the three months ended March 31, 2009.  The decrease resulted from a decrease in production volumes totaling $1.2 million partially offset by an increase in average depletion rates totaling $0.5 million.  The increase in depletion rates was primarily the result of the composite of productive wells coupled with revisions to reserve estimates.

Impairment of Proved Properties.  During the three months ended March 31, 2009, the Fund recorded an impairment of proved properties of $1.2 million, relating to Vermilion 344, which was attributable to lower oil and gas commodity prices.  There were no impairments of proved properties during the three months ended March 31, 2010.

Management Fees to Affiliate.  Management fees for each of the three months ended March 31, 2010 and 2009 were $0.6 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Lease operating expense	$245	$261
Geological costs	23	4
Accretion expense	9	9
Dry-hole costs	2	1
	$279	$275

Lease operating expense for the three months ended March 31, 2010 and 2009 was related to the Fund’s producing properties during each year as outlined above in “Overview”.  For the three months ended March 31, 2010, average production cost was $0.61 per mcfe compared to $0.36 per mcfe for the three months ended March 31, 2009.  Geological costs for the three months ended March 31, 2010 related to the Beta and Targa projects.  Geological costs for the three months ended March 31, 2009 related to the Aspen Project.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Insurance expense	$145	$91
Accounting fees	37	59
Trust fees and other	6	11
	$188	$161

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for each of the three months ended March 31, 2010 and 2009 was $0.1 million.

Derivative Instrument Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended March 31, 2010, unrealized gains related to these contracts were $0.1 million and realized losses related to these contracts were $5 thousand.  There was no derivative activity during the three months ended March 31, 2009.

Unrealized Loss on Marketable Securities.  During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which mature in December 2010.  Unrealized gains and losses related to the securities' change in fair value are recorded in other comprehensive income until realized.  The Fund recorded unrealized losses of $48 thousand and $0.1 million during three months ended March 31, 2010 and 2009, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2010 were $0.7 million, primarily related to revenue received of $1.6 million and favorable working capital of $0.1 million, partially offset by management fees of $0.6 million, operating expenses $0.3 million and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2009 were $2.0 million, primarily related to revenue received of $2.8 million, refunds of estimated royalty payments made in 2008 totaling $0.1 million and favorable working capital of $0.1 million, partially offset by management fees of $0.6 million, operating expenses of $0.3 million and general and administrative expenses of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2010 were $1.2 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2009 were $5.2 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2010 were $0.1 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2009 were $4.5 million, related to manager and shareholder distributions

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $15.2 million related to its investment properties, of which $6.5 million is expected to be incurred during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any contracts.  No contractual obligations exist at March 31, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

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

RIDGEWOOD ENERGY S FUND, LLC
Dated:	May 4, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 4, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)