Form 10-Q
period 2010-06-30
RIDGEWOOD ENERGY S FUND LLC
filed 2010-08-03
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No:  000-52576

RIDGEWOOD ENERGY S FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4077773 (I.R.S. Employer Identification No.)

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

As of August 3, 2010 the Fund had 839.5395 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,214	$4,948
Short-term investment in available-for-sale securities	7,642	10,366
Production receivable	874	308
Other current assets	90	86
Total current assets	10,820	15,708
Salvage fund	2,348	2,331
Oil and gas properties:
Advances to operators for working interests and expenditures	29	-
Unproved properties	6,459	4,284
Proved properties	45,888	44,566
Less: accumulated depletion and amortization	(17,400)	(12,537)
Total oil and gas properties, net	34,976	36,313
Total assets	$48,144	$54,352

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,779	$2,159
Asset retirement obligations	907	-
Accrued expenses	220	208
Total current liabilities	2,906	2,367
Asset retirement obligations	1,271	2,160
Total liabilities	4,177	4,527
Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(4,061)	(3,791)
Retained earnings	2,432	2,042
Manager's total	(1,629)	(1,749)
Shareholders:
Capital contributions (1,000 shares authorized;
839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(23,015)	(21,484)
Accumulated deficit	(41,651)	(37,348)
Shareholders' total	45,499	51,333

Accumulated other comprehensive income	97	241

Total members' capital	43,967	49,825
Total liabilities and members' capital	$48,144	$54,352

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$2,726	$2,536	$4,912	$5,757

Expenses
Depletion and amortization	2,896	2,374	4,863	4,995
Impairment of proved properties	-	-	-	1,187
Dry-hole costs	2,274	60	2,276	61
Management fees to affiliate (Note 7)	529	568	1,100	1,143
Operating expenses	292	530	569	804
General and administrative expenses	96	123	284	284
Total expenses	6,087	3,655	9,092	8,474
Loss from operations	(3,361)	(1,119)	(4,180)	(2,717)

Other income
Interest income	88	89	176	178
Realized gain on sale of marketable securities	32	-	32	-
Derivative instrument (loss) income	(63)	-	59	-
Total other income	57	89	267	178
Net loss	(3,304)	(1,030)	(3,913)	(2,539)

Other comprehensive loss
Unrealized loss on marketable securities	(96)	(70)	(144)	(155)
Total comprehensive loss	$(3,400)	$(1,100)	$(4,057)	$(2,694)

Manager Interest
Net income	$213	$186	$390	$483

Shareholder Interest
Net loss	$(3,517)	$(1,216)	$(4,303)	$(3,022)
Net loss per share	$(4,189)	$(1,448)	$(5,125)	$(3,600)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(3,913)	$(2,539)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	4,863	4,995
Impairment of proved properties	-	1,187
Dry-hole costs	2,276	61
Accretion expense	18	18
Realized gain on marketable securities	(32)	-
Amortization of premium on investment	65	65
Derivative instrument income	(59)	-
Derivative instrument settlements	46	-
Changes in assets and liabilities:
Increase in production receivable	(566)	(25)
Decrease in other current assets	4	223
Increase in due to operator	39	225
Increase in accrued expenses	12	88
Net cash provided by operating activities	2,753	4,298

Cash flows from investing activities
Payments to operators for working interests and expenditures	(29)	-
Capital expenditures for oil and gas properties	(6,187)	(5,779)
Investments in salvage fund	(17)	(1,202)
Proceeds from sale of available-for-sale securities	2,547	-
Net cash used in investing activities	(3,686)	(6,981)

Cash flows from financing activities
Distributions	(1,801)	(6,333)
Net cash used in financing activities	(1,801)	(6,333)

Net decrease in cash and cash equivalents	(2,734)	(9,016)

Cash and cash equivalents, beginning of period	4,948	16,046
Cash and cash equivalents, end of period	$2,214	$7,030

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At June 30, 2010, the Fund’s bank balances exceeded federally insured limits by $1.9 million, of which $0.9 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.

At June 30, 2010, the Fund has investments in U.S. Treasury securities, which mature in December 2010, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  In June 2010, the Fund sold a portion of its available-for-sale investments in U.S. Treasury notes, which were purchased in March 2008.  Gross proceeds from the sale totaled $2.6 million, which included interest income of $4 thousand and a realized gain on investment of $32 thousand.  The following table is a summary of available-for-sale investments at June 30, 2010 and December 31, 2009:

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Available-for-Sale	(in thousands)
U.S. Treasury notes
June 30, 2010	$7,545	$97	$7,642

December 31, 2009	$10,125	$241	$10,366

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.2 million and $1.1 million, which mature in November 2010 and December 2012, respectively. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $1.5 million and $2.0 million respectively, related to capital expenditures for oil and gas properties.

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

During the six months ended June 30, 2009, the Fund recorded an impairment to Vermilion 344 of $1.2 million, which was attributable to lower oil and gas commodity prices.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  The Fund did not record any impairments during the three and six months ended June 30, 2010 or during the three months ended June 30, 2009.

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

At June 30, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

July 1, 2010 - October 31, 2010	Put Options	105,560	$4.90	$48

During the three months ended June 30, 2010, the Fund’s recorded derivative instrument losses of $63 thousand included unrealized losses of $0.1 million.  During the six months ended June 30, 2010, the Fund’s recorded derivative instrument income of $59 thousand included unrealized gains of $21 thousand.

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2010, the Aspen Project had capitalized exploratory well costs in excess of one year.  Completion efforts are on-going for the Aspen Project and production is expected to commence during the fourth quarter 2011.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service). In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  Accordingly, drilling efforts for the Beta Project have been suspended and are currently expected to resume in December 2010, assuming the moratorium is not extended.  As of the date of this filing, neither the Fund’s producing properties nor the completion efforts for the Aspen Projects has been impacted by the moratorium.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$2,276	$-	$2,276	$-
Other wells	(2)	60	-	61
	$2,274	$60	$2,276	$61

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

7.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.5 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively.  Management fees were $1.1 million for each of the six months ended June 30, 2010 and 2009.

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

8.  Fair Value Measurements

At June 30, 2010 and December 31, 2009, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  At June 30, 2010 and December 31, 2009, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.  At June 30, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $6.3 million related to its investment properties, of which $2.1 million is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update
Information regarding the Fund’s current projects is provided in the following table.

		Total Spent	Total
	Working	through	Estimated
Lease Block	Interest	June 30, 2010	Budget	Status
(in thousands)
Current Project
Beta Project	2.5%	$1,381	$4,071	Drilling commenced March 2010; currently suspended due to moratorium.

Non-producing Property
Aspen Project	2.25%	$5,078	$7,108	Completion efforts are ongoing. Production expected fourth quarter 2011.

Producing Properties
West Cameron 75	20.0%	$25,131	$25,131	Production commenced December 2007. Recompletion activities completed in January 2010 at a cost of $1.8 million.
Main Pass 275	30.0%	$5,765	$5,795	Production commenced April 2007. Minor recompletion is currently scheduled for 2012 at an estimated cost of $30 thousand.
South Marsh Island 111	22.5%	$6,184	$6,859	Production commenced February 2009. Recompletion efforts to access behind the pipe reserves are expected to commence in 2012 at an estimated cost of $0.7 million.
West Delta 67	22.5%	$2,955	$3,060
Production commenced July 2008. Recompletion activities were completed in July 2010 at a cost of $60 thousand. An additional recompletion is currently scheduled for 2011 at an estimated cost of $45 thousand.

West Delta 68	22.5%	$4,663	$5,473
Production commenced July 2008. Recompletion activities were completed in July 2010 at a cost of $65 thousand.  An additional recompletion is currently scheduled for 2011 at an estimated cost of $0.8 million.

Dry Hole
Targa Project	2.0%	$2,276	N/A	Drilling commenced February 2010; dry hole determination May 2010.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service). In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  Accordingly, drilling efforts for the Beta Project have been suspended and are currently expected to resume in December 2010, assuming the moratorium is not extended.  As of the date of this filing, neither the Fund’s producing properties nor the completion efforts for the Aspen Project has been impacted by the moratorium.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.  A prolonged interruption may adversely impact the Fund’s financial position, results of operations and cash flows.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$2,726	$2,536	$4,912	$5,757

Expenses
Depletion and amortization	2,896	2,374	4,863	4,995
Impairment of proved properties	-	-	-	1,187
Dry-hole costs	2,274	60	2,276	61
Management fees to affiliate	529	568	1,100	1,143
Operating expenses	292	530	569	804
General and administrative expenses	96	123	284	284
Total expenses	6,087	3,655	9,092	8,474
Loss from operations	(3,361)	(1,119)	(4,180)	(2,717)

Other income
Interest income	88	89	176	178
Realized gain on sale of marketable securities	32	-	32	-
Derivative instrument (loss) income	(63)	-	59	-
Total other income	57	89	267	178
Net loss	(3,304)	(1,030)	(3,913)	(2,539)

Other comprehensive loss
Unrealized loss on marketable securities	(96)	(70)	(144)	(155)
Total comprehensive loss	$(3,400)	$(1,100)	$(4,057)	$(2,694)

Overview.   Since inception, the Fund has had six wells come onto production: Main Pass 275 in April 2007; West Cameron 75 in December 2007; West Delta 67 and West Delta 68 in July 2008, Vermilion 344 in December 2008 and South Marsh Island 111 in February 2009.  Vermilion 344 was fully depleted as of December 31, 2009.

During the three and six months ended June 30, 2010 and 2009,  the Fund’s revenue, depletion and amortization and lease operating expense were affected by the timing of the onset of production and depletion of the Fund’s wells and by the impact of temporary shut-ins.  During November 2009, West Cameron 75 underwent an extensive sidetrack operation, resulting in a temporary shut-in from November 2009 until mid-January 2010.  As a result of the sidetrack operation, production rates for West Cameron 75 have increased.  During the six months ended June 30, 2010, West Delta 67 and West Delta 68 each underwent recompletions, resulting in temporary shut-ins through July 2010.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2010 was $2.7 million, a $0.2 million increase from the three months ended June 30, 2009.  The increase is attributable to the impact of increased average prices totaling $0.5 million, partially offset by a decrease in sales volumes totaling $0.3 million.

Oil sales volumes were 5 thousand barrels and 6 thousand barrels for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $76 per barrel and $56 per barrel during the three months ended June 30, 2010 and 2009, respectively.

Gas sales volumes were 501 thousand mcf and 577 thousand mcf for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.01 per mcf and $3.49 per mcf during the three months ended June 30, 2010 and 2009, respectively.

Oil and gas revenue for the six months ended June 30, 2010 was $4.9 million, a $0.8 million decrease from the six months ended June 30, 2009.  The decrease is attributable to a decrease in sales volumes totaling $1.7 million, partially offset by the impact of increased average prices totaling $0.8 million.

Oil sales volumes were 8 thousand barrels and 13 thousand barrels for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $76 per barrel and $47 per barrel during the six months ended June 30, 2010 and 2009, respectively.

Gas sales volumes were 887 thousand mcf and 1.2 million mcf for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.34 per mcf and $3.99 per mcf during the six months ended June 30, 2010 and 2009, respectively.

The decreases in oil and gas volumes were primarily attributable to decreased production rates for the Fund’s wells due to natural declines in production, coupled with decreases for West Delta 67 and West Delta 68, which were temporarily shut-in while undergoing recompletions.  These decreases in production were partially offset by increased production rates for West Cameron 75, due to a successful sidetrack operation, which was completed in January 2010.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2010 was $2.9 million, an increase of $0.5 million from the three months ended June 30, 2009.   Depletion and amortization for the six months ended June 30, 2010 was $4.9 million, a decrease of $0.1 million from the six months ended June 30, 2009. The increase in the three month period resulted from an increase in depletion rates totaling $0.9 million, partially offset by the decrease in production volumes totaling $0.4 million.  The decrease in the six month period resulted from a decrease in production volumes totaling $1.5 million, partially offset by an increase in average depletion rates totaling $1.3 million.  The increase in depletion rates was primarily the result of the composite of productive wells coupled with revisions to reserve estimates.

Impairment of Proved Properties.  During the six months ended June 30, 2009, the Fund recorded an impairment of proved properties of $1.2 million, relating to Vermilion 344, which was attributable to lower oil and gas commodity prices.  There were no impairments of proved properties during the three and six months ended June 30, 2010 or during the three months ended June 30, 2009.

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

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$2,276	$-	$2,276	$-
Other wells	(2)	60	-	61
	$2,274	$60	$2,276	$61

Management Fees to Affiliate.  Management fees for the three months ended June 30, 2010 and 2009 were $0.5 million and $0.6 million, respectively. Management fees for each of the six months ended June 30, 2010 and 2009 were $1.1 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$290	$381	$535	$637
Geological costs	(3)	73	20	77
Accretion expense	9	9	18	18
Workover expense	(4)	67	(4)	72
	$292	$530	$569	$804

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended June 30, 2010, the average production cost was $0.52 per mcfe compared to $0.59 per mcfe for the three months ended June 30, 2009.  For the six months ended June 30, 2010, the average production cost was $0.55 per mcfe compared to $0.46 per mcfe for the six months ended June 30, 2009.  Geological costs for the three and six months ended June 30, 2010 related primarily to the Beta Project.  Geological costs for the three and six months ended June 30, 2009 related primarily to the Aspen Project.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.   Workover expense and credits relate to West Cameron 75.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Insurance expense	$38	$78	$183	$169
Accounting fees	54	39	91	98
Trust fees and other	4	6	10	17
	$96	$123	$284	$284

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for each of the three and six months ended June 30, 2010 and 2009 was $0.1 million and $0.2 million, respectively.

Realized Gain on Sale of Marketable Securities.  During the three and six months ended June 30, 2010, the Fund sold $2.5 million of its available-for-sale marketable securities, which resulted in a realized gain of $32 thousand.  There were no realized gains during the three and six months ended June 30, 2009.

Derivative Instrument (Loss) Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended June 30, 2010, unrealized losses related to these contracts were $0.1 million and realized gains related to these contracts were $43 thousand.  During the six months ended June 30, 2010, unrealized gains related to these contracts were $21 thousand and realized gains related to these contracts were $39 thousand.  There was no derivative activity during the three and six months ended June 30, 2009.

Unrealized Loss on Marketable Securities.  During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which mature in December 2010.  Unrealized gains and losses related to the securities' change in fair value are recorded in other comprehensive income until realized.  The Fund recorded unrealized losses of $0.1 million during each of three and six months ended June 30, 2010, compared to unrealized losses of $0.1 million and $0.2 million during the three and six months ended June 30, 2009, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2010 were $2.8 million, primarily related to revenue received of $4.3 million and interest income received of $0.2 million, partially offset by management fees of $1.1 million, operating expenses paid of $0.5 million and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the six months ended June 30, 2009 were $4.3 million, primarily related to revenue received of $5.7 million, interest received of $0.2 million and favorable working capital of $0.3 million, partially offset by management fees of $1.1 million, operating expenses paid of $0.6 million and general and administrative expenses of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2010 were $3.7 million, primarily related to capital expenditures for oil and gas properties of $6.2 million, inclusive of advances, partially offset by proceeds from the sale of U.S. Treasury securities of $2.5 million.

Cash flows used in investing activities for the six months ended June 30, 2009 were $7.0 million, related to capital expenditures for oil and gas properties of $5.8 million and investments in the salvage fund of $1.2 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2010 were $1.8 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2009 were $6.3 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $6.3 million related to its investment properties, of which $2.1 million is expected to be incurred during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will be limited, and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects

Liquidity Needs

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY S FUND, LLC
Dated:	August 3, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 3, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)