Form 10-K/A
period 2009-12-31
RIDGEWOOD ENERGY S FUND LLC
filed 2010-08-23
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/ A

Amendment No. 1

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒

There is no market for the shares of LLC Membership Interest in the Fund. As of August 23 , 2010 there are 839.5395 shares of LLC Membership Interest outstanding.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2009 on March 16, 2010 (the “Original Report”).  We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to revise Exhibit 99 to the Original Report.  In the Original Report, the exhibit contained a statement limiting its use to Ridgewood Energy Corporation.  The exhibit in this Amendment does not include any such limitation.

No other changes to the Original Report are included in this Amendment other than to provide currently dated certifications of our principal executive officer and principal financial officer.

This Amendment is being filed in response to a comment we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) in connection with the staff’s review of the Original Report.  We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted above.  Also, this Amendment does not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a) (3)

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

3.1	Articles of Formation of Ridgewood Energy S Fund, LLC	Incorporated by reference to the Fund's
	filed with the Secretary of State of the State of Delaware	Form 10 filed on April 24, 2007
on December 19, 2005

3.2	Limited Liability Company Agreement between Ridgewood Energy	Incorporated by reference to the Fund's
	Corporation and Investors of Ridgewood Energy S Fund, LLC	Form 10 filed on April 24, 2007
dated February 1, 2006

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund,	Filed herewith
pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund,	Filed herewith
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

RIDGEWOOD ENERGY S FUND, LLC

Date: August 23 , 2010	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT E. SWANSON	Chief Executive Officer	Date: August 23 , 2010
Robert E. Swanson	(Principal Executive Officer)

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	Date: August 23 , 2010
Kathleen P. McSherry

RIDGEWOOD ENERGY CORPORATION
/s/ ROBERT E. SWANSON	Chief Executive Officer of Manager	Date: August 23 , 2010
Robert E. Swanson