Form 10-Q
period 2010-09-30
RIDGEWOOD ENERGY S FUND LLC
filed 2010-10-29
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No:  000-52576

RIDGEWOOD ENERGY S FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4077773 (I.R.S. Employer Identification No.)

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

As of October 28, 2010 the Fund had 839.5395 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$865	$4,948
Short-term investment in available-for-sale securities	7,564	10,366
Production receivable	777	308
Other current assets	223	86
Total current assets	9,429	15,708
Salvage fund	2,356	2,331
Oil and gas properties:
Unproved properties	7,131	4,284
Proved properties	46,141	44,566
Less: accumulated depletion and amortization	(20,518)	(12,537)
Total oil and gas properties, net	32,754	36,313
Total assets	$44,539	$54,352

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,279	$2,159
Asset retirement obligations	909	-
Accrued expenses	184	208
Total current liabilities	2,372	2,367
Asset retirement obligations	1,278	2,160
Total liabilities	3,650	4,527
Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(4,349)	(3,791)
Retained earnings	2,694	2,042
Manager's total	(1,655)	(1,749)
Shareholders:
Capital contributions (1,000 shares authorized;
839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(24,647)	(21,484)
Accumulated deficit	(43,018)	(37,348)
Shareholders' total	42,500	51,333
Accumulated other comprehensive income	44	241
Total members' capital	40,889	49,825
Total liabilities and members' capital	$44,539	$54,352

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$2,722	$1,886	$7,634	$7,643

Expenses
Depletion and amortization	3,118	1,873	7,981	6,868
Impairment of proved properties	-	-	-	1,187
Dry-hole costs	(12)	(3)	2,264	58
Management fees to affiliate (Note 7)	510	570	1,610	1,713
Operating expenses	226	410	795	1,214
General and administrative expenses	74	99	358	383
Total expenses	3,916	2,949	13,008	11,423
Loss from operations	(1,194)	(1,063)	(5,374)	(3,780)

Other income
Interest income	68	90	244	268
Realized gain on sale of marketable securities	-	-	32	-
Derivative instrument income	21	-	80	-
Total other income	89	90	356	268
Net loss	(1,105)	(973)	(5,018)	(3,512)

Other comprehensive loss
Unrealized loss on marketable securities	(53)	(23)	(197)	(178)
Total comprehensive loss	$(1,158)	$(996)	$(5,215)	$(3,690)

Manager Interest
Net income	$262	$106	$652	$589

Shareholder Interest
Net loss	$(1,367)	$(1,079)	$(5,670)	$(4,101)
Net loss per share	$(1,629)	$(1,285)	$(6,754)	$(4,885)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(5,018)	$(3,512)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	7,981	6,868
Impairment of proved properties	-	1,187
Dry-hole costs	2,264	58
Accretion expense	27	27
Realized gain on marketable securities	(32)	-
Amortization of premium on investment	90	98
Derivative instrument income	(80)	-
Derivative instrument settlements	106	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(469)	445
(Increase) decrease in other current assets	(168)	38
Increase in due to operator	5	116
(Decrease) increase in accrued expenses	(24)	2
Net cash provided by operating activities	4,682	5,327

Cash flows from investing activities
Capital expenditures for oil and gas properties	(7,566)	(6,949)
Proceeds from sale of available-for-sale securities	2,547	-
Investments in salvage fund	(25)	(1,210)
Net cash used in investing activities	(5,044)	(8,159)

Cash flows from financing activities
Distributions	(3,721)	(7,870)
Net cash used in financing activities	(3,721)	(7,870)

Net decrease in cash and cash equivalents	(4,083)	(10,702)

Cash and cash equivalents, beginning of period	4,948	16,046
Cash and cash equivalents, end of period	$865	$5,344

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At September 30, 2010, the Fund’s bank balances exceeded federally insured limits by $0.5 million, of which $0.1 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.

At September 30, 2010, the Fund has investments in U.S. Treasury securities, which mature in December 2010, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  In June 2010, the Fund sold a portion of its available-for-sale investments in U.S. Treasury notes, which were purchased in March 2008.  Gross proceeds from the sale totaled $2.6 million, which included interest income of $4 thousand and a realized gain on investment of $32 thousand.  The following table is a summary of available-for-sale investments at September 30, 2010 and December 31, 2009:

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Available-for-Sale	(in thousands)
U.S. Treasury notes
September 30, 2010	$7,520	$44	$7,564

December 31, 2009	$10,125	$241	$10,366

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.2 million and $1.1 million, which mature in November 2010 and December 2012, respectively. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $1.1 million and $2.0 million respectively, related to capital expenditures for oil and gas properties.

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

During the nine months ended September 30, 2009, the Fund recorded an impairment to Vermilion 344 of $1.2 million, which was attributable to lower oil and gas commodity prices.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  The Fund did not record any impairments during the three and nine months ended September 30, 2010 or during the three months ended September 30, 2009.

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

At September 30, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

October 1, 2010 - October 31, 2010	Put Options	26,605	$4.90	$28

During the three and nine months ended September 30, 2010, the Fund’s derivative instrument income included unrealized gains of $1 thousand and $21 thousand, respectively.

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2010, the Aspen Project had capitalized exploratory well costs in excess of one year.  Completion efforts are ongoing for the Aspen Project and production is expected to commence during the fourth quarter 2011.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$-	$-	$2,276	$-
Other wells	(12)	(3)	(12)	58
	$(12)	$(3)	$2,264	$58

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

7.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.5 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively.  Management fees were $1.6 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively.

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

8.  Fair Value Measurements

At September 30, 2010 and December 31, 2009, cash and cash equivalents, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2010 and December 31, 2009, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.  At September 30, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $5.8 million related to its investment properties, of which $3.6 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Business Update
Information regarding the Fund’s current projects is provided in the following table.

Lease Block	Working Interest	Total Spent through September 30, 2010	Total Estimated Budget	Status
(in thousands)
Non-producing Properties
Beta Project	2.5%	$1,443	$4,074	Drilling commenced March 2010, suspended during the moratorium, and currently expected to resume in first quarter 2011.
Aspen Project	2.25%	$5,688	$7,229	Completion efforts are ongoing. Production expected fourth quarter 2011.
Producing Properties
Main Pass 275	30.0%	$5,765	$5,795	Production commenced April 2007. Minor recompletion is currently scheduled for 2012 at an estimated cost of $30 thousand.
South Marsh Island 111	22.5%	$6,190	$6,865	Production commenced February 2009. Recompletion efforts to access behind the pipe reserves are expected to commence in December 2010 at an estimated cost of $0.7 million.
West Cameron 75	20.0%	$25,254	$25,254	Production commenced December 2007. Recompletion activities completed in January 2010 at a cost of $1.9 million.
West Delta 67	22.5%	$3,023	$3,124
Production commenced July 2008. Recompletion activities completed in July 2010 at a cost of $0.1 million. An additional recompletion is expected to commence in November 2010 at an estimated cost of $0.1 million.

West Delta 68	22.5%	$4,691	$5,501
Production commenced July 2008. Recompletion activities completed in July 2010 at a cost of $0.1 million.  An additional recompletion is currently scheduled for 2011 at an estimated cost of $0.8 million.

Dry Hole
Targa Project	2.0%	$2,276	N/A	Drilling commenced February 2010; dry hole determination May 2010.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deepwater of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing. As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing.  Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico, which has been lifted effective October 12, 2010.  As a result of the moratorium, drilling efforts for the Beta Project had been suspended and are currently expected to resume in March 2011.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$2,722	$1,886	$7,634	$7,643

Expenses
Depletion and amortization	3,118	1,873	7,981	6,868
Impairment of proved properties	-	-	-	1,187
Dry-hole costs	(12)	(3)	2,264	58
Management fees to affiliate	510	570	1,610	1,713
Operating expenses	226	410	795	1,214
General and administrative expenses	74	99	358	383
Total expenses	3,916	2,949	13,008	11,423
Loss from operations	(1,194)	(1,063)	(5,374)	(3,780)

Other income
Interest income	68	90	244	268
Realized gain on sale of marketable securities	-	-	32	-
Derivative instrument income	21	-	80	-
Total other income	89	90	356	268
Net loss	(1,105)	(973)	(5,018)	(3,512)

Other comprehensive loss
Unrealized loss on marketable securities	(53)	(23)	(197)	(178)
Total comprehensive loss	$(1,158)	$(996)	$(5,215)	$(3,690)

Overview.   Since inception, the Fund has had a total of six wells come onto production, including one well, South Marsh Island 111, which began production in February 2009.  One of the Fund’s producing properties, Vermilion 344, was determined to be fully depleted as of December 31, 2009.

During the three and nine months ended September 30, 2010 and 2009,  the Fund’s revenue, depletion and amortization and lease operating expense were affected by the timing of the onset of production and depletion of the Fund’s wells and by the impact of temporary shut-ins.  During November 2009, West Cameron 75 underwent an extensive sidetrack operation, resulting in a temporary shut-in from November 2009 through mid-January 2010.  As a result of the sidetrack operation, production rates for West Cameron 75 have increased.  During the nine months ended September 30, 2010, West Delta 67 and West Delta 68 each underwent recompletions, resulting in temporary shut-ins through July 2010.  Additional recompletions to access behind the pipe reserves for West Delta 67 and West Delta 68 are expected to commence in November 2010 and October 2011, respectively.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2010 was $2.7 million, a $0.8 million increase from the three months ended September 30, 2009.  The increase is primarily attributable to the impact of increased average prices.

Oil sales volumes were 5 thousand barrels and 4 thousand barrels for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel and $67 per barrel during the three months ended September 30, 2010 and 2009, respectively.

Gas sales volumes were 528 thousand mcf and 519 thousand mcf for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.15 per mcf and $3.04 per mcf during the three months ended September 30, 2010 and 2009, respectively.

Oil and gas revenue for each of the nine months ended September 30, 2010 and 2009 was $7.6 million.   The impact of increased average prices was principally offset by a decrease in sales volumes.

Oil sales volumes were 13 thousand barrels and 16 thousand barrels for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $76 per barrel and $51 per barrel during the nine months ended September 30, 2010 and 2009, respectively.

Gas sales volumes were 1.4 million mcf and 1.8 million mcf for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.20 per mcf and $3.71 per mcf during the nine months ended September 30, 2010 and 2009, respectively.

The increases in oil and gas volumes for the three months ended September 30, 2010 were primarily attributable to increased production rates for West Cameron 75, partially offset by decreased production rates for the Fund’s other wells due to natural declines in production.  See “Overview” above for additional information.

The decreases in oil and gas volumes for the nine months ended September 30, 2010 were primarily attributable to decreased production rates for the Fund’s wells due to natural declines in production, coupled with decreases for West Delta 67 and West Delta 68, which were temporarily shut-in while undergoing recompletions.  These decreases in production were partially offset by increased production rates for West Cameron 75.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2010 was $3.1 million and $8.0 million, an increase of $1.2 million and $1.1 million from the three and nine months ended September 30, 2009, respectively.   The increase in the three month period resulted primarily from an increase in average depletion rates.  The increase in the nine month period resulted from an an increase in average depletion rates totaling $2.5 million partially offset by a decrease in production volumes totaling $1.4 million.  The increases in depletion rates were primarily the result of the composite of productive wells coupled with revisions to reserve estimates.

Impairment of Proved Properties.  During the nine months ended September 30, 2009, the Fund recorded an impairment of proved properties of $1.2 million, relating to Vermilion 344, which was attributable to lower oil and gas commodity prices.  There were no impairments of proved properties during the three and nine months ended September 30, 2010 or during the three months ended September 30, 2009.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Targa Project	$-	$-	$2,276	$-
Other wells	(12)	(3)	(12)	58
	$(12)	$(3)	$2,264	$58

Management Fees to Affiliate.  Management fees for the three months ended September 30, 2010 and 2009 were $0.5 million and $0.6 million, respectively. Management fees for the nine months ended September 30, 2010 and 2009 were $1.6 million and $1.7 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$243	$380	$778	$1,017
Accretion expense	9	9	27	27
Geological costs	5	-	25	77
Workover expense	(31)	21	(35)	93
	$226	$410	$795	$1,214

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”. For the three months ended September 30, 2010 and 2009, the average production cost was $0.41 per mcfe and $0.65 per mcfe, respectively.  For the nine months ended September 30, 2010 and 2009, the average production cost was $0.49 per mcfe and $0.52 per mcfe, respectively.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Geological costs for the three and nine months ended September 30, 2010 and 2009 were related to the Aspen and Beta projects.  Workover expense and credits for the three and nine months ended September 30, 2010 and 2009 were related to West Cameron 75, West Delta 67 and West Delta  68.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Insurance expense	$29	$43	$212	$212
Accounting fees	40	51	131	149
Trust fees and other	5	5	15	22
	$74	$99	$358	$383

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income was $0.1 million for each of the three months ended September 30, 2010 and 2009.  Interest income was $0.2 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease during the nine month period was attributable to a reduction in average outstanding balances earning interest, as the Fund sold $2.5 million of its available-for-sale marketable securities in June 2010.

Realized Gain on Sale of Marketable Securities.  During the nine months ended September 30, 2010, the Fund sold $2.5 million of its available-for-sale marketable securities, which resulted in a realized gain of $32 thousand.  There were no realized gains during the three months ended September 30, 2010 or during three and nine months ended September 30, 2009.

Derivative Instrument Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended September 30, 2010, unrealized gains related to these contracts were $1 thousand and realized gains related to these contracts were $20 thousand.  During the nine months ended September 30, 2010, unrealized gains related to these contracts were $21 thousand and realized gains related to these contracts were $59 thousand.  There was no derivative activity during the three and nine months ended September 30, 2009.

Unrealized Loss on Marketable Securities.  During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which mature in December 2010.  Unrealized gains and losses related to the securities' change in fair value are recorded in other comprehensive income until realized.  The Fund recorded unrealized losses of $0.1 million and $0.2 million during the three and nine months ended September 30, 2010, compared to unrealized losses of $23 thousand and $0.2 million during the three and nine months ended September 30, 2009, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2010 were $4.7 million, primarily related to revenue received of $7.2 million and interest income received of $0.3 million, partially offset by management fees of $1.6 million, operating expenses of $0.8 million and general and administrative expenses of $0.4 million.

Cash flows provided by operating activities for the nine months ended September 30, 2009 were $5.3 million, primarily related to revenue received of $8.1 million, interest received of $0.3 million and favorable working capital of $0.2 million, partially offset by management fees of $1.7 million, operating expenses of $1.2 million and general and administrative expenses of $0.4 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2010 were $5.0 million, primarily related to capital expenditures for oil and gas properties of $7.6 million, partially offset by proceeds from the sale of U.S. Treasury securities of $2.5 million.

Cash flows used in investing activities for the nine months ended September 30, 2009 were $8.2 million, related to capital expenditures for oil and gas properties of $6.9 million and investments in the salvage fund of $1.2 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2010 were $3.7 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2009 were $7.9 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $5.8 million related to its investment properties, of which $3.6 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY S FUND, LLC
Dated:	October 28, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 28, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)