Form 10-Q
period 2011-06-30
RIDGEWOOD ENERGY S FUND LLC
filed 2011-07-28
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No.  000-52576

RIDGEWOOD ENERGY S FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4077773 (I.R.S. Employer Identification No.)

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

As of July 28, 2011 the Fund had 839.5395 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,122	$3,961
Short-term investments in marketable securities	-	2,998
Salvage fund	1,315	-
Production receivable	202	854
Receivable from sale of oil and gas properties	-	2,250
Other current assets	171	95
Total current assets	6,810	10,158
Salvage fund	1,065	2,364
Oil and gas properties:
Advances to operators for working interests and expenditures	-	402
Unproved properties	1,411	1,410
Proved properties	48,116	46,828
Less: accumulated depletion and amortization	(28,260)	(25,532)
Total oil and gas properties, net	21,267	23,108
Total assets	$29,142	$35,630

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,040	$1,151
Asset retirement obligations	911	911
Accrued expenses	114	89
Total current liabilities	2,065	2,151
Asset retirement obligations	1,285	1,285
Total liabilities	3,350	3,436
Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(5,148)	(4,626)
Retained earnings	3,103	2,847
Manager's total	(2,045)	(1,779)
Shareholders:
Capital contributions (1,000 shares authorized;
839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(31,270)	(26,216)
Accumulated deficit	(51,058)	(49,976)
Shareholders' total	27,837	33,973
Total members' capital	25,792	32,194
Total liabilities and members' capital	$29,142	$35,630

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$602	$2,726	$3,457	$4,912
Expenses
Depletion and amortization	238	2,896	2,728	4,863
Dry-hole costs	-	2,274	-	2,276
Management fees to affiliate (Note 7)	472	529	945	1,100
Operating expenses	173	292	338	569
General and administrative expenses	124	96	181	284
Total expenses	1,007	6,087	4,192	9,092
Loss from operations	(405)	(3,361)	(735)	(4,180)
Other (loss) income	(155)	57	(91)	267
Net loss	(560)	(3,304)	(826)	(3,913)
Other comprehensive loss
Unrealized loss on marketable securities	-	(96)	-	(144)
Total comprehensive loss	$(560)	$(3,400)	$(826)	$(4,057)

Manager Interest
Net (loss) income	$(52)	$213	$256	$390

Shareholder Interest
Net loss	$(508)	$(3,517)	$(1,082)	$(4,303)
Net loss per share	$(605)	$(4,189)	$(1,289)	$(5,125)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities
Net loss	$(826)	$(3,913)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	2,728	4,863
Dry-hole costs	-	2,276
Realized gain on marketable securities	-	(32)
Amortization of premium on investment	-	65
Derivative instrument loss (income)	110	(59)
Derivative instrument settlements	74	46
Changes in assets and liabilities:
Decrease (increase) in production receivable	652	(566)
(Increase) decrease in other current assets	(193)	4
(Decrease) increase in due to operator	(67)	39
Increase in accrued expenses	25	30
Net cash provided by operating activities	2,503	2,753

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(29)
Capital expenditures for oil and gas properties	(1,000)	(6,187)
Proceeds from sale of oil and gas properties	2,250	-
Proceeds from held-to-maturity securities	3,000	-
Proceeds from available-for-sale securities	-	2,547
Investments in salvage fund	(16)	(17)
Net cash provided by (used in) investing activities	4,234	(3,686)

Cash flows from financing activities
Distributions	(5,576)	(1,801)
Net cash used in financing activities	(5,576)	(1,801)

Net increase (decrease) in cash and cash equivalents	1,161	(2,734)
Cash and cash equivalents, beginning of period	3,961	4,948
Cash and cash equivalents, end of period	$5,122	$2,214

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$402	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2011, the Fund’s bank balances exceeded federally insured limits by $5.8 million, principally all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund had no short-term investments at June 30, 2011.

During 2010, the Fund had investments in U.S. Treasury securities, which matured in December 2010, that were classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  In June 2010, the Fund sold a portion of these investments, which were purchased in March 2008.  Gross proceeds from the sale totaled $2.6 million, which included interest income of $4 thousand and a realized gain on investment of $32 thousand.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.1 million, which mature in December 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $0.9 million related to capital expenditures for oil and gas properties.

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

3.  Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective beginning January 1, 2010.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund’s financial statements for the year ending December 31, 2011. The adoption of the guidance is not expected to have a material impact.

4.  Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. In January 2011, the Fund entered into two eight-month derivative contracts for put options relating to the pricing of gas for a portion of its anticipated production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 8. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets”.  The derivative contracts relating to gas pricing are settled based upon reported prices on NYMEX.  The derivative contracts relating to oil pricing are settled based upon averaged reported prices on ICE.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other (loss) income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At June 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil and gas that are not designated for hedge accounting as detailed in the following tables.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)
July 1, 2011 - October 31, 2011	Put Options	253,911	$4.25	$19
July 1, 2011 - October 31, 2011	Put Options	253,911	$4.35	$24

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
July 1, 2011 - April 30, 2012	Put Options	2,492	$105.00	$11
July 1, 2011 - April 30, 2012	Put Options	1,194	$112.00	$8
July 1, 2011 - April 30, 2012	Put Options	1,194	$100.00	$4

For the three and six months ended June 30, 2011 and 2010, the Fund’s derivative instrument income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Realized (losses) gains on derivative instruments	$(79)	$42	$(42)	$38
Unrealized (losses) gains on derivative instruments	(85)	(105)	(68)	21
	$(164)	$(63)	$(110)	$59

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2011, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

In December 2010, after determining not to proceed with the completion of the Aspen Project, the Fund entered into an agreement to sell its working interest in the Aspen Project to Stone Energy Corporation, for net proceeds of $2.3 million in cash, which resulted in a loss of $3.5 million.  The proceeds from the sale of the Aspen Project were collected in January 2011.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs of $2.3 million, inclusive of such credits, for each of the three and six months ended June 30, 2010, related primarily to the Targa Project.  The Fund had no dry-hole costs for the three and six months ended June 30, 2011.

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

7.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended June 30, 2011 and 2010 were $0.5 million.  Management fees for the six months ended June 30, 2011 and 2010 were $0.9 million and $1.1 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended June 30, 2011 and 2010, were $0.2 million and $0.3 million, respectively. Distributions paid to the Manager for the six months ended June 30, 2011 and 2010, were $0.5 million and $0.3 million, respectively.

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

8.  Fair Value Measurements

At June 30, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, salvage fund, production receivable, receivable from sale of oil and gas properties and accrued expenses approximate fair value.  At June 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $3.0 million related to its investment properties, of which $2.8 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on December 19, 2005 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development shallow water or deepwater oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement”).

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

Lease Block	Working Interest	Total Spent through June 30, 2011	Total Fund Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.5%	$1,411	$4,352	Drilling commenced in March 2010 and was suspended due to the moratorium. Awaiting issuance of drilling permit, which is currently expected in third quarter 2011.
Producing Properties
Main Pass 275	30.0%	$5,768	$5,798	Production commenced in 2007. Minor recompletion is planned for 2013 at an estimated cost of $30 thousand.
South Marsh Island 111	22.5%	$7,099	$7,122
Production commenced in 2009. Recompletion efforts to access behind the pipe reserves commenced in April 2011 and completed in May 2011 at a cost of $0.9 million. Well expected to be shut-in from July 15, 2011 through September 15, 2011 for pipeline maintenance. Minor recompletion is also planned for 2012 at an estimated cost of $23 thousand.

West Cameron 75	20.0%	$25,274	$25,274
Production commenced in 2007. Well has been shut-in since March 30, 2011 as a result of damages sustained by the pipeline during a dredging operation performed by the US Army Corps of Engineers ("USACE"). The pipeline is owned by a third-party company. The permit application filed by the pipeline company was denied, as the USACE was concerned that, once repaired, the pipeline might be damaged again by some future dredging operation. The USACE wants the pipeline to be buried deeper to avoid this problem, which would make it a significantly more involved operation. The pipeline company is actively evaluating alternative solutions to the problem. Currently, the Fund does not anticipate the well will be back online for several months, nor can it determine the costs, if any, it will incur related to this operation.

West Delta 68	22.5%	$5,348	$5,371	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $23 thousand.
Fully Depleted
West Delta 67	22.5%	$3,409	N/A	Production commenced in 2008. Determined to be fully depleted during second quarter 2011.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$602	$2,726	$3,457	$4,912
Expenses
Depletion and amortization	238	2,896	2,728	4,863
Dry-hole costs	-	2,274	-	2,276
Management fees to affiliate	472	529	945	1,100
Operating expenses	173	292	338	569
General and administrative expenses	124	96	181	284
Total expenses	1,007	6,087	4,192	9,092
Loss from operations	(405)	(3,361)	(735)	(4,180)
Other (loss) income	(155)	57	(91)	267
Net loss	(560)	(3,304)	(826)	(3,913)
Other comprehensive loss
Unrealized loss on marketable securities	-	(96)	-	(144)
Total comprehensive loss	$(560)	$(3,400)	$(826)	$(4,057)

Overview.   During the three months ended June 30, 2011, the Fund had four wells that produced for a total of 226 days, compared to five wells that produced for a total of 326 days during the three months ended June 30, 2010.  During the six months ended June 30, 2011 and 2010, the Fund had five wells that produced for a total of 483 days and 671 days, respectively.  The decreases in the total production days were primarily the result of West Cameron 75 being shut-in since March 30, 2011 coupled with one of the Fund’s wells reaching the end of its economic life during second quarter 2011.  During the three months ended June 30, 2011, the Fund's wells' production rate averaged 354 mcfe/producing day, compared to 1,747 mcfe/producing day during the three months ended June 30, 2010.  During the six months ended June 30, 2011, the Fund's wells' production rate averaged 1,335 mcfe/producing day, compared to 1,513 mcfe/producing day during the six months ended June 30, 2010.  The decreased production rates were primarily attributable to the West Cameron 75 shut-in.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2011 was $0.6 million, a $2.1 million decrease from the three months ended June 30, 2010.  The decrease is attributable to decreased sales volume totaling $2.2 million partially offset by the impact of the change in average prices totaling $0.2 million.

Oil sales volumes were 2 thousand barrels and 5 thousand barrels for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $113 per barrel during the three months ended June 30, 2011 compared to $76 per barrel during the three months ended June 30, 2010.

Gas sales volumes were 59 thousand mcf and 501 thousand mcf for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.59 per mcf during the three months ended June 30, 2011 compared to $4.01 per mcf during the three months ended June 30, 2010.

Oil and gas revenue for the six months ended June 30, 2011 was $3.5 million, a $1.5 million decrease from the six months ended June 30, 2010.  The decrease is primarily attributable to decreased sales volume.

Oil sales volumes were 8 thousand barrels for each of the six months ended June 30, 2011 and 2010.  The Fund’s oil prices averaged $102 per barrel during the six months ended June 30, 2011 compared to $76 per barrel during the six months ended June 30, 2010.

Gas sales volumes were 535 thousand mcf and 887 thousand mcf for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $3.85 per mcf during the six months ended June 30, 2011 compared to $4.34 per mcf during the six months ended June 30, 2010.

The decreases in oil and gas volumes were primarily the result of West Cameron 75, which has been shut-in since March 30, 2011, coupled with one of the Fund’s wells reaching the end of its economic life during second quarter 2011.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2011 was $0.2 million and $2.7 million, respectively, a decrease of $2.7 million and $2.1 million from the three and six months ended June 30, 2010, respectively.  The decrease in the three month period resulted from a decrease in production volumes totaling $2.5 million coupled with a decrease in average depletion rates totaling $0.2 million.  The decrease in the six month period resulted from a decrease in production volumes totaling $1.6 million coupled with a decrease in average depletion rates totaling $0.5 million.  The decreases in average depletion rates for the three and six month periods were primarily the result of the impact of the West Cameron 75 well, which was shut-in.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.   At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.   Dry-hole costs of $2.3 million, inclusive of such credits, for each of the three and six months ended June 30, 2010, related primarily to the Targa Project.  The Fund had no dry-hole costs for the three and six months ended June 30, 2011.

Management Fees to Affiliate.  Management fees for each of the three months ended June 30, 2011 and 2010 were $0.5 million.  Management fees for the six months ended June 30, 2011 and 2010 were $0.9 million and $1.1 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$174	$290	$338	$535
Other	(1)	2	-	34
	$173	$292	$338	$569

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $2.16 per mcfe and $0.52 per mcfe during the three and six months ended June 30, 2011, respectively, compared to $0.52 per mcfe and $0.55 per mcfe during the three and six months ended June 30, 2010, respectively.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Insurance expense	$76	$38	$92	$183
Accounting fees	47	54	85	91
Trust fees and other	1	4	4	10
	$124	$96	$181	$284

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

Other (Loss) Income.  Other (loss) income for the three and six months ended June 30, 2011 and 2010 is detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$9	$88	$19	$176
Realized (losses) gains on derivative instruments	(79)	42	(42)	38
Unrealized (losses) gains on derivative instruments	(85)	(105)	(68)	21
Realized gain on sale of marketable securities	-	32	-	32
	$(155)	$57	$(91)	$267

Unrealized Loss on Marketable Securities.  During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which matured in December 2010.  Unrealized gains and losses related to the securities' changes in fair value were recorded in other comprehensive income until realized.  For each of the three and six months ended June 30, 2010, the Fund recorded unrealized losses of $0.1 million.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2011 were $2.5 million, primarily related to revenue received of $4.1 million coupled with derivative instrument settlements of $0.1 million, partially offset by management fees of $0.9 million, operating expenses paid of $0.4 million, the purchase of derivative instruments of $0.2 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2010 were $2.8 million, primarily related to revenue received of $4.3 million and interest income received of $0.2 million, partially offset by management fees of $1.1 million, operating expenses paid of $0.5 million and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2011 were $4.2 million, primarily related to proceeds from U.S. Treasury securities of $3.0 million coupled with proceeds received from the sale of the Aspen Project of $2.3 million, partially offset by capital expenditures for oil and gas properties of $1.0 million.

Cash flows used in investing activities for the six months ended June 30, 2010 were $3.7 million, primarily related to capital expenditures for oil and gas properties of $6.2 million, inclusive of advances, partially offset by proceeds from the sale of U.S. Treasury securities of $2.5 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2011 were $5.6 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2010 were $1.8 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $3.0 million related to its investment properties, of which $2.8 million is expected to be spent during the next twelve months.

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

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY S FUND, LLC
Dated:	July 28, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 28, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)