Form 10-Q
period 2011-09-30
RIDGEWOOD ENERGY S FUND LLC
filed 2011-10-28
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No.  000-52576

RIDGEWOOD ENERGY S FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4077773 (I.R.S. Employer Identification No.)

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

As of October 27, 2011 the Fund had 839.5395 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,157	$3,961
Short-term investments in marketable securities	3,000	2,998
Salvage fund	566	-
Production receivable	140	854
Receivable from sale of oil and gas properties	-	2,250
Other current assets	218	95
Total current assets	6,081	10,158
Salvage fund	1,074	2,364
Oil and gas properties:
Advances to operators for working interests and expenditures	-	402
Unproved properties	1,412	1,410
Proved properties	48,507	46,828
Less: accumulated depletion and amortization	(28,563)	(25,532)
Total oil and gas properties, net	21,356	23,108
Total assets	$28,511	$35,630

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,449	$1,151
Asset retirement obligations	129	911
Accrued expenses	66	89
Total current liabilities	1,644	2,151
Asset retirement obligations	1,284	1,285
Total liabilities	2,928	3,436
Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(5,148)	(4,626)
Retained earnings	3,113	2,847
Manager's total	(2,035)	(1,779)
Shareholders:
Capital contributions (1,000 shares authorized;
839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(31,270)	(26,216)
Accumulated deficit	(51,277)	(49,976)
Shareholders' total	27,618	33,973
Total members' capital	25,583	32,194
Total liabilities and members' capital	$28,511	$35,630

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$623	$2,722	$4,080	$7,634
Expenses
Depletion and amortization	303	3,118	3,031	7,981
Dry-hole costs	-	(12)	-	2,264
Management fees to affiliate (Note 4)	449	510	1,394	1,610
Operating expenses	154	226	492	795
General and administrative expenses	31	74	212	358
Total expenses	937	3,916	5,129	13,008
Loss from operations	(314)	(1,194)	(1,049)	(5,374)
Other income	105	89	14	356
Net loss	(209)	(1,105)	(1,035)	(5,018)
Other comprehensive loss
Unrealized loss on marketable securities	-	(53)	-	(197)
Total comprehensive loss	$(209)	$(1,158)	$(1,035)	$(5,215)

Manager Interest
Net income	$10	$262	$266	$652

Shareholder Interest
Net loss	$(219)	$(1,367)	$(1,301)	$(5,670)
Net loss per share	$(261)	$(1,629)	$(1,550)	$(6,754)

The accompanying notes are an integral part of these unaudited condensed financial statements.

 RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net loss	$(1,035)	$(5,018)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	3,031	7,981
Dry-hole costs	-	2,264
Realized gain on marketable securities	-	(32)
Amortization of premium on investment	-	90
Derivative instrument loss (income)	14	(80)
Derivative instrument settlements	128	106
Changes in assets and liabilities:
Decrease (increase) in production receivable	714	(469)
Increase in other current assets	(269)	(168)
Increase in due to operator	73	5
(Decrease) increase in accrued expenses	(23)	3
Settlements of asset retirement obligations	(783)	-
Net cash provided by operating activities	1,850	4,682

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,052)	(7,566)
Proceeds from sale of oil and gas properties	2,250	-
Proceeds from held-to-maturity securities	3,000	-
Investments in marketable securities	(3,000)	-
Proceeds from available-for-sale securities	-	2,547
Proceeds from (investments in) salvage fund, net	724	(25)
Net cash provided by (used in) investing activities	1,922	(5,044)

Cash flows from financing activities
Distributions	(5,576)	(3,721)
Net cash used in financing activities	(5,576)	(3,721)

Net decrease in cash and cash equivalents	(1,804)	(4,083)
Cash and cash equivalents, beginning of period	3,961	4,948
Cash and cash equivalents, end of period	$2,157	$865

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$402	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

Organization
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

The Manager has direct and exclusive control over the management of the Fund’s operations. With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 4 and 6.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2011, the Fund’s bank balances exceeded federally insured limits by $1.3 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At September 30, 2011, the Fund had short-term, held-to-maturity investments of $3.0 million, which mature in April 2012.

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

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.1 million, which mature in December 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $1.2 million and $0.9 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2011 and the year ended December 31, 2010.

	September 30, 2011	December 31, 2010
	(in thousands)
Balance, beginning of period	$2,196	$2,160
Liabilities settled	(783)	-
Accretion expense	-	36
Balance, end of period	$1,413	$2,196

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 2.  “Derivative Instruments,” for more information.

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

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.  Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. During the first quarter 2011, the Fund entered into two eight-month derivative contracts for put options relating to the pricing of gas for a portion of its anticipated production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 5. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

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

At September 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil and gas that are not designated for hedge accounting as detailed in the following tables.

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
October 1, 2011 - April 30, 2012	Put Options	1,637	$105.00	$19
October 1, 2011 - April 30, 2012	Put Options	781	$112.00	$13
October 1, 2011 - April 30, 2012	Put Options	781	$100.00	$7

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)
October 1, 2011 - October 31, 2011	Put Options	63,994	$4.25	$31
October 1, 2011 - October 31, 2011	Put Options	63,994	$4.35	$38

For the three and nine months ended September 30, 2011 and 2010, the Fund’s derivative instrument income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Realized (losses) gains on derivative instruments	$(35)	$20	$(77)	$59
Unrealized gains on derivative instruments	131	1	63	21
	$96	$21	$(14)	$80

3.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2011, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

In December 2010, after determining not to proceed with the completion of the Aspen Project, the Fund entered into an agreement to sell its working interest in the Aspen Project to Stone Energy Corporation, for net proceeds of $2.3 million in cash, which resulted in a loss of $3.5 million.  The proceeds from the sale of the Aspen Project were collected in January 2011.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  The Fund recorded credits to dry-hole costs of $12 thousand for the three months ended September 30, 2010.  Dry-hole costs of $2.3 million, inclusive of credits, for the nine months ended September 30, 2010, related primarily to the Targa Project.  The Fund had no dry-hole costs for the three and nine months ended September 30, 2011.

4.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended September 30, 2011 and 2010 were $0.4 million and $0.5 million, respectively.  Management fees for the nine months ended September 30, 2011 and 2010 were $1.4 million and $1.6 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the nine months ended September 30, 2011 and 2010, were $0.5 million and $0.6 million, respectively.  Distributions paid to the Manager for the three months ended September 30, 2010 were $0.3 million.  The Fund did not pay distributions during the three months ended September 30, 2011.

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

5.  Fair Value Measurements

At September 30, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, salvage fund, production receivable, receivable from sale of oil and gas properties and accrued expenses approximate fair value.  At September 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $6.8 million related to its investment properties, of which $3.6 million is expected to be spent during the next twelve months. Included in these amounts are estimated costs of $0.8 million related to the West Cameron 75 pipeline repair.  West Cameron 75 has been shut-in since March 30, 2011 as a result of damages sustained to its production pipeline, which is owned by a third-party company.  During the third quarter, the Fund agreed to participate in the repair costs of the pipeline in order to facilitate resumption of production.

As of September 30, 2011, the Fund’s commitments of $6.8 million exceed its available working capital by $2.4 million. Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

7.   Subsequent Events

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

Revenues are subject to market pricing for oil and natural gas, which has been volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse effect on the Fund’s future profitability.

Business Update
Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.

Lease Block	Working Interest	Total Spent through September 30, 2011	Total Fund Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.5%	$1,412	$4,342	Drilling commenced in March 2010 and was suspended due to the moratorium. Permit to resume drilling was obtained in August 2011. Drilling expected to resume in fourth quarter 2011.
Producing Properties
Main Pass 275	30.0%	$5,768	$5,798	Production commenced in 2007. Minor recompletion is planned for 2013 at an estimated cost of $30 thousand.
South Marsh Island 111	22.5%	$7,343	$7,366
Production commenced in 2009.  Recompletion efforts to access behind the pipe reserves commenced in April 2011 and completed in May 2011 at a cost of $0.9 million.  Well shut-in since August 2011, for approximately two months, for pipeline maintenance.   Minor recompletion is also planned for 2012 at an estimated cost of $23 thousand.

West Cameron 75	20.0%	$25,274	$29,074
Production commenced in 2007.  Well has been shut-in since March 30, 2011 as a result of damages sustained by the pipeline during a dredging operation performed by the US Army Corps of Engineers. The Fund has agreed to participate in the costs to repair and deepen the third-party pipeline and estimates the costs to be $0.8 million.  The repair efforts are expected to be completed during the fourth quarter 2011.  An additional recompletion is planned for 2013 at an estimated cost of $3.0 million.

West Delta 68	22.5%	$5,349	$5,372	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $23 thousand.
Fully Depleted
West Delta 67	22.5%	$3,555	N/A	Production commenced in 2008. Determined to be fully depleted during second quarter 2011.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$623	$2,722	$4,080	$7,634
Expenses
Depletion and amortization	303	3,118	3,031	7,981
Dry-hole costs	-	(12)	-	2,264
Management fees to affiliate	449	510	1,394	1,610
Operating expenses	154	226	492	795
General and administrative expenses	31	74	212	358
Total expenses	937	3,916	5,129	13,008
Loss from operations	(314)	(1,194)	(1,049)	(5,374)
Other income	105	89	14	356
Net loss	(209)	(1,105)	(1,035)	(5,018)
Other comprehensive loss
Unrealized loss on marketable securities	-	(53)	-	(197)
Total comprehensive loss	$(209)	$(1,158)	$(1,035)	$(5,215)

Overview.   The following table provides information related to the Fund’s oil and gas production during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of wells producing	3	5	5	5
Total number of production days	231	341	714	1,012
Average mcfe per production day	405	1,774	1,037	1,601

The decreases in production days and average production rate were principally attributable to the West Cameron 75 well, which has been shut-in since March 30, 2011, coupled with one of the Fund’s wells reaching the end of its economic life during second quarter 2011.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2011 was $0.6 million, a $2.1 million decrease from the three months ended September 30, 2010.  The decrease is attributable to decreased sales volume totaling $2.2 million partially offset by the impact of the change in average prices totaling $0.1 million.

Oil and gas revenue for the nine months ended September 30, 2011 was $4.1 million, a $3.6 million decrease from the nine months ended September 30, 2010.  The decrease is attributable to decreased sales volume totaling $3.9 million partially offset by the impact of the change in average prices totaling $0.3 million.

The following table provides information related to the Fund’s oil and gas revenue during the three and nine months ended September 30, 2011 and 2010.
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Oil sales in thousands of barrels	2	5	10	13
Average oil price per barrel	$104	$75	$102	$76
Gas sales in thousands of mcfs	69	528	605	1,404
Average gas price per mcf	$4.33	$4.15	$3.88	$4.20

The decreases in oil and gas volumes were primarily the result of West Cameron 75, which has been shut-in since March 30, 2011, coupled with one of the Fund’s wells reaching the end of its economic life during second quarter 2011.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2011 was $0.3 million and $3.0 million, respectively, a decrease of $2.8 million and $5.0 million from the three and nine months ended September 30, 2010, respectively.  The decrease in the three month period resulted from a decrease in production volumes totaling $2.6 million coupled with a decrease in average depletion rates totaling $0.2 million.  The decrease in the nine month period resulted from a decrease in production volumes totaling $4.2 million coupled with a decrease in average depletion rates totaling $0.7 million.  The decreases in average depletion rates for the three and nine month periods were primarily the result of the impact of the shut-in West Cameron 75 well, which has higher cost reserves.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.   At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.   The Fund recorded credits to dry-hole costs of $12 thousand for the three months ended September 30, 2010.  Dry-hole costs of $2.3 million, inclusive of credits, for the nine months ended September 30, 2010, related primarily to the Targa Project.  The Fund had no dry-hole costs for the three and nine months ended September 30, 2011.

Management Fees to Affiliate.  Management fees for the three months ended September 30, 2011 and 2010 were $0.4 million and $0.5 million, respectively.  Management fees for the nine months ended September 30, 2011 and 2010 were $1.4 million and $1.6 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$154	$243	$492	$778
Other	-	(17)	-	17
	$154	$226	$492	$795

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.65 per mcfe and $0.66 per mcfe during the three and nine months ended September 30, 2011, respectively, compared to $0.41 per mcfe and $0.49 per mcfe during the three and nine months ended September 30, 2010, respectively.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Insurance expense	$26	$29	$118	$212
Accounting fees	5	40	90	131
Trust fees and other	-	5	4	15
	$31	$74	$212	$358

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

Other Income.  Other income for the three and nine months ended September 30, 2011 and 2010 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$9	$68	$28	$244
Realized (losses) gains on derivative instruments	(35)	20	(77)	59
Unrealized gains on derivative instruments	131	1	63	21
Realized gain on sale of marketable securities	-	-	-	32
	$105	$89	$14	$356

Unrealized Loss on Marketable Securities.  During 2007, the Fund purchased available-for-sale U.S. Treasury securities, which matured in December 2010.  Unrealized gains and losses related to the securities' changes in fair value were recorded in other comprehensive income until realized.  For the three and nine months ended September 30, 2010, the Fund recorded unrealized losses of $0.1 million and $0.2 million, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2011 were $1.9 million, primarily related to revenue received of $4.8 million coupled with derivative instrument settlements of $0.1 million, partially offset by management fees of $1.4 million, the settlement of asset retirement obligations of $0.8 million, operating expenses paid of $0.4 million, general and administrative expenses paid of $0.3 million and the purchase of derivative instruments of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2010 were $4.7 million, primarily related to revenue received of $7.2 million and interest income received of $0.3 million, partially offset by management fees of $1.6 million, operating expenses of $0.8 million and general and administrative expenses of $0.4 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2011 were $1.9 million, primarily related to proceeds from U.S. Treasury securities of $3.0 million, proceeds received from the sale of the Aspen Project of $2.3 million and proceeds from the salvage fund of $0.7 million, partially offset by purchases of U.S. Treasury securities of $3.0 million and capital expenditures for oil and gas properties of $1.1 million.

Cash flows used in investing activities for the nine months ended September 30, 2010 were $5.0 million, primarily related to capital expenditures for oil and gas properties of $7.6 million, partially offset by proceeds from the sale of U.S. Treasury securities of $2.5 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2011 were $5.6 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2010 were $3.7 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $6.8 million related to its investment properties, of which $3.6 million is expected to be spent during the next twelve months.  Included in these amounts are estimated costs of $0.8 million related to the West Cameron 75 pipeline repair.  During the third quarter, the Fund agreed to participate in the repair costs of the pipeline in order to facilitate resumption of production.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, short-term investments, if any, and income earned therefrom.  As of September 30, 2011, the Fund had commitments of $6.8 million that exceed its current available working capital by $2.4 million.   Based upon its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 1 of Notes to Unaudited Condensed Financial Statements – “Organization and Summary of Significant Accounting Policies” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY S FUND, LLC
Dated:	October 27, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 27, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)