Form 10-Q
period 2012-03-31
RIDGEWOOD ENERGY S FUND LLC
filed 2012-05-02
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to __________________

Commission File Number: 000-52576

RIDGEWOOD ENERGY S FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	27-4077773
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐    No   ☒

As of May 1, 2012 the Fund had 839.5395 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)
	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$799	$1,899
Short-term investments in marketable securities	3,001	3,001
Production receivable	1,176	655
Other current assets	30	185
Total current assets	5,006	5,740
Salvage fund	1,742	1,734
Oil and gas properties:
Unproved properties	2,961	1,739
Proved properties	48,281	48,442
Less: accumulated depletion and amortization	(31,557)	(29,394)
Total oil and gas properties, net	19,685	20,787
Total assets	$26,433	$28,261

Liabilities and Members' Capital
Current liabilities:
Due to operators	$2,303	$2,890
Accrued expenses	64	74
Total current liabilities	2,367	2,964
Asset retirement obligations	1,679	1,679
Total liabilities	4,046	4,643
Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(5,173)	(5,148)
Retained earnings	3,197	3,027
Manager's total	(1,976)	(2,121)
Shareholders:
Capital contributions (1,000 shares authorized;
839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(31,412)	(31,270)
Accumulated deficit	(54,390)	(53,156)
Shareholders' total	24,363	25,739
Total members' capital	22,387	23,618
Total liabilities and members' capital	$26,433	$28,261

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Revenue
Oil and gas revenue	$2,113	$2,855

Expenses
Depletion and amortization	2,163	2,490
Dry-hole costs	155	1
Management fees to affiliate (Note 4)	439	473
Operating expenses	371	164
General and administrative expenses	49	57
Total expenses	3,177	3,185
Loss from operations	(1,064)	(330)
Other income	-	64
Net loss	$(1,064)	$(266)

Manager Interest
Net income	$170	$308

Shareholder Interest
Net loss	$(1,234)	$(574)
Net loss per share	$(1,470)	$(684)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(1,064)	$(266)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	2,163	2,490
Dry-hole costs	155	1
Derivative instrument loss (income)	9	(54)
Derivative instrument settlements	1	65
Changes in assets and liabilities:
Increase in production receivable	(521)	(67)
Decrease (increase) in other current assets	25	(189)
Increase (decrease) in due to operators	126	(48)
Decrease in accrued expenses	(10)	(5)
Net cash provided by operating activities	884	1,927

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,809)	(23)
Proceeds from sale of oil and gas properties	-	2,250
Interest reinvested in salvage fund	(8)	(8)
Net cash (used in) provided by investing activities	(1,817)	2,219

Cash flows from financing activities
Distributions	(167)	(4,096)
Net cash used in financing activities	(167)	(4,096)

Net (decrease) increase in cash and cash equivalents	(1,100)	50
Cash and cash equivalents, beginning of period	1,899	3,961
Cash and cash equivalents, end of period	$799	$4,011

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$402

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

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2011 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At March 31, 2012, the Fund’s bank balances exceeded federally insured limits by $0.9 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year. At March 31, 2012, the Fund had short-term, held-to-maturity investments of $3.0 million, which matured in April 2012. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At March 31, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.1 million, which mature in December 2012. Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

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

At March 31, 2012 and December 31, 2011, amounts recorded in due to operators totaling $1.3 million and $2.0 million, respectively, related to capital expenditures for oil and gas properties.

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

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when oil and gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable. The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production.

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

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.

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

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets.” The derivative contracts relating to gas pricing are settled based upon reported prices on NYMEX. The derivative contracts relating to oil pricing are settled based upon averaged reported prices on ICE. The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other income.” Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At March 31, 2012, the Fund had outstanding derivative contracts with respect to its future production of oil that are not designated for hedge accounting as detailed in the following table.
Production Period	Type of Contract	Volume in barrels of oil	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
April 1, 2012 - April 30, 2012	Put Options	210	$105.00	$-
April 1, 2012 - April 30, 2012	Put Options	98	$112.00	$-
April 1, 2012 - April 30, 2012	Put Options	98	$100.00	$-

For the three months ended March 31, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended March 31,
	2012	2011
	(in thousands)
Realized (losses) gains on derivative instruments	$(7)	$37
Unrealized (losses) gains on derivative instruments	(2)	17
	$(9)	$54

3.	Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At March 31, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

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

	Three months ended March 31,
Lease Block	2012	2011
	(in thousands)
Garden Banks 346/390	$164	$1
Other wells	(9)	-
	$155	$1
4.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for the three months ended March 31, 2012 and 2011 were $0.4 million and $0.5 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for the three months ended March 31, 2012 and 2011 were $25 thousand and $0.3 million, respectively.

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

At March 31, 2012 and December 31, 2011, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value. At March 31, 2012 and December 31, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2012, the Fund had committed to spend an additional $5.0 million related to its investment properties, of which $0.5 million is expected to be spent during the next twelve months.

As of March 31, 2012, the Fund’s commitments of $5.0 million exceed its available working capital by $2.3 million.  Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2011 Annual Report on Form 10-K.

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

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

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

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	March 31, 2012	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.5%	$2,961	$4,837	Drilling commenced in March 2010 and was suspended due to the moratorium. Drilling resumed in December 2011. Discovery in February 2012. Evaluating options for completion.
Producing Properties
Main Pass 275	30.0%	$5,768	$5,798	Production commenced in 2007. Minor recompletion is planned for 2013 at an estimated cost of $30 thousand.
South Marsh Island 111	22.5%	$7,090	$7,113	Production commenced in 2009. Minor recompletion is planned for 2013 at an estimated cost of $23 thousand.
West Cameron 75	20.0%	$25,124	$28,124	Production commenced in 2007. A recompletion is planned for 2014 at an estimated cost of $3.0 million.
West Delta 68	22.5%	$5,330	$5,353	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $23 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.
	Three months ended March 31,
	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$2,113	$2,855

Expenses
Depletion and amortization	2,163	2,490
Dry-hole costs	155	1
Management fees to affiliate	439	473
Operating expenses	371	164
General and administrative expenses	49	57
Total expenses	3,177	3,185
Loss from operations	(1,064)	(330)
Other income	-	64
Net loss	$(1,064)	$(266)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
Number of wells producing	4	5
Total number of production days	326	257
Average mcfe per production day	1,634	2,143
Oil sales (in thousands of barrels)	6	6
Average oil price per barrel	$113	$98
Gas sales (in thousands of mcfs)	487	496
Average gas price per mcf	$2.63	$4.06

The increase in production days was principally attributable to a decrease in the number of non-productive days related to maintenance activities.  The decreases in average production rate and gas sales volumes were principally attributable to natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2012 was $2.1 million, a $0.7 million decrease from the three months ended March 31, 2011.  The decrease is attributable to the impact of the change in average prices totaling $0.5 million coupled with decreased sales volume totaling $0.3 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2012 was $2.2 million, a decrease of $0.3 million from the three months ended March 31, 2011.  The decrease resulted from a decrease in average depletion rates totaling $0.2 million coupled with a decrease in production volumes totaling $0.1 million.  The decrease in average depletion rates was principally the result of revisions to reserve estimates.

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

	Three months ended March 31,
Lease Block	2012	2011
	(in thousands)
Garden Banks 346/390	$164	$1
Other wells	(9)	-
	$155	$1

Management Fees to Affiliate.  Management fees for the three months ended March 31, 2012 and 2011 were $0.4 million and $0.5 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended March 31,
	2012	2011
	(in thousands)
Lease operating expense	$317	$164
Geological costs	41	-
Workover expense	13	-
	$371	$164

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.59 per mcfe during the three months ended March 31, 2012 compared to $0.30 per mcfe during the three months ended March 31, 2011. Geological costs, which were related to the Beta Project, represent costs incurred to obtain seismic data, surveys, and lease rentals. Workover expenses, which were related to West Cameron 75, represent costs to restore or stimulate production of existing reserves of a proved property.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.
	Three months ended March 31,
	2012	2011
	(in thousands)
Insurance expense	$26	$16
Accounting fees	22	38
Other	1	3
	$49	$57

Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.  Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.

Other Income.  Other income for the three months ended March 31, 2012 and 2011 is detailed in the following table.

	Three months ended March 31,
	2012	2011
	(in thousands)
Interest income	$9	$10
Realized (losses) gains on derivative instruments	(7)	37
Unrealized (losses) gains on derivative instruments	(2)	17
	$-	$64

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2012 were $0.9 million, primarily related to revenue received of $1.6 million, partially offset by management fees of $0.4 million and operating expenses paid of $0.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2011 were $1.9 million, primarily related to revenue received of $2.8 million and derivative instrument settlements of $0.1 million, partially offset by management fees of $0.5 million, the purchase of derivative instruments of $0.2 million, operating expenses of $0.2 million, and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2012 were $1.8 million, primarily related to capital expenditures for oil and gas properties.

Cash flows provided by investing activities for the three months ended March 31, 2011 were $2.2 million, primarily related to proceeds received from the sale of the Aspen Project.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2012 were $0.2 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2011 were $4.1 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2012, the Fund had committed to spend an additional $5.0 million related to its investment properties, of which $0.5 million is expected to be spent during the next twelve months.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, short-term investments, if any, and income earned therefrom.  As of March 31, 2012, the Fund had commitments of $5.0 million that exceed its current available working capital by $2.3 million. The Fund expects that $0.5 million of its total commitments will be spent during the next twelve months.  Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations.  Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  In the event of a temporary production stoppage, causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager until such time that production is resumed.  At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.          CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

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
Chief Financial Officer of the Fund
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY S FUND, LLC

Dated: May 1, 2012	By:	/s/	ROBERT E. SWANSON
		Name:	Robert E. Swanson
		Title:	Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2012	By:	/s/	KATHLEEN P. MCSHERRY
		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)