Form 10-Q
period 2012-06-30
RIDGEWOOD ENERGY S FUND LLC
filed 2012-08-07
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of August 7, 2012 the Fund had 839.5395 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)
	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,642	$1,899
Short-term investments in marketable securities	-	3,001
Production receivable	871	655
Other current assets	12	185
Total current assets	3,525	5,740
Salvage fund	1,870	1,734
Oil and gas properties:
Unproved properties	2,961	1,739
Proved properties	48,284	48,442
Less: accumulated depletion and amortization	(33,586)	(29,394)
Total oil and gas properties, net	17,659	20,787
Total assets	$23,054	$28,261

Liabilities and Members' Capital
Current liabilities:
Due to operators	$962	$2,890
Accrued expenses	26	74
Total current liabilities	988	2,964
Asset retirement obligations	1,679	1,679
Total liabilities	2,667	4,643
Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(5,291)	(5,148)
Retained earnings	3,299	3,027
Manager's total	(1,992)	(2,121)
Shareholders:
Capital contributions (1,000 shares authorized;
839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(32,084)	(31,270)
Accumulated deficit	(55,702)	(53,156)
Shareholders' total	22,379	25,739
Total members' capital	20,387	23,618
Total liabilities and members' capital	$23,054	$28,261

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$1,635	$602	$3,748	$3,457

Expenses
Depletion and amortization	2,029	238	4,192	2,728
Dry-hole costs	8	(1)	163	-
Management fees to affiliate (Note 4)	438	472	877	945
Operating expenses	325	174	696	338
General and administrative expenses	53	124	102	181
Total expenses	2,853	1,007	6,030	4,192
Loss from operations	(1,218)	(405)	(2,282)	(735)
Other income (loss)	8	(155)	8	(91)
Net loss	$(1,210)	$(560)	$(2,274)	$(826)

Manager Interest
Net income (loss)	$102	$(52)	$272	$256

Shareholder Interest
Net loss	$(1,312)	$(508)	$(2,546)	$(1,082)
Net loss per share	$(1,563)	$(605)	$(3,033)	$(1,289)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(2,274)	$(826)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	4,192	2,728
Dry-hole costs	163	-
Derivative instrument loss	9	110
Derivative instrument settlements	1	74
Changes in assets and liabilities:
(Increase) decrease in production receivable	(216)	652
Decrease (increase) in other current assets	50	(193)
Increase (decrease) in due to operators	7	(67)
(Decrease) increase in accrued expenses	(48)	25
Net cash provided by operating activities	1,884	2,503

Cash flows from investing activities
Capital expenditures for oil and gas properties	(3,049)	(1,000)
Proceeds from sale of oil and gas properties	-	2,250
Proceeds from maturity of investments	3,001	3,000
Investments in salvage fund	(136)	(16)
Net cash (used in) provided by investing activities	(184)	4,234

Cash flows from financing activities
Distributions	(957)	(5,576)
Net cash used in financing activities	(957)	(5,576)

Net increase in cash and cash equivalents	743	1,161
Cash and cash equivalents, beginning of period	1,899	3,961
Cash and cash equivalents, end of period	$2,642	$5,122

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$402

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2012, the Fund’s bank balances exceeded federally insured limits by $1.4 million, of which $1.3 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund had no investments in marketable securities at June 30, 2012.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At June 30, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.1 million, which mature in December 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.1 million and $2.0 million, respectively, related to capital expenditures for oil and gas properties.

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

2.           Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. The use of such derivative instruments limits the downside risk of adverse price movements. Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations. The estimated fair value of such contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 5.  “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment. The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets.” The derivative contracts relating to gas pricing are settled based upon reported prices on NYMEX. The derivative contracts relating to oil pricing are settled based upon averaged reported prices on ICE. The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other income (loss).” Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At June 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production.  For the three and six months ended June 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$(2)	$(79)	$(9)	$(42)
Unrealized gains (losses) on derivative instruments	2	(85)	-	(68)
	$-	$(164)	$(9)	$(110)

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At June 30, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

In December 2010, after determining not to proceed with the completion of the Aspen Project, the Fund entered into an agreement to sell its working interest in the Aspen Project to Stone Energy Corporation, for net proceeds of $2.3 million in cash, which resulted in a loss of $3.5 million. The proceeds from the sale of the Aspen Project were collected in January 2011.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs. Dry-hole costs and credits for the three and six months ended June 30, 2012 and 2011 related primarily to Garden Banks 346/390.

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for the three and six months ended June 30, 2012 were $0.4 million and $0.9 million, respectively.  Management fees for the three and six months ended June 30, 2011 were $0.5 million and $0.9 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for the three months ended June 30, 2012 and 2011 were $0.1 million and $0.2 million, respectively.  Distributions paid to the Manager for the six months ended June 30, 2012 and 2011 were $0.1 million and $0.5 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

5.           Fair Value Measurements

At June 30, 2012 and December 31, 2011, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value. At December 31, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2012, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $12.8 million related to the development of this project, which anticipates a four well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates.

As of June 30, 2012, the Fund expects to spend an additional $15.8 million related to its investment properties, inclusive of $12.8 million to develop the Beta Project, of which $4.3 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $13.3 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements.

In the event of a working capital deficit, or temporary production stoppage causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager. At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2012	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.5%	$2,961	$15,712
Well deemed to be a discovery in February 2012. Budget increase from first quarter 2012 is attributable to expansion of project from one well to four well development. Currently evaluating options for capital requirements.

Producing Properties
Main Pass 275	30.0%	$5,768	$5,798	Production commenced in 2007. Minor recompletion is planned for 2013 at an estimated cost of $30 thousand.
South Marsh Island 111	22.5%	$7,102	$7,102	Production commenced in 2009. Well underwent a recompletion during second quarter 2012 at a cost of $12 thousand.
West Cameron 75	20.0%	$25,124	$28,124	Production commenced in 2007. A recompletion is planned for 2014 at an estimated cost of $3.0 million. Well was shut-in for two weeks during June 2012 for routine maintenance.
West Delta 68	22.5%	$5,330	$5,353	Production commenced in 2008. Recompletion planned for 2014 at an estimated cost of $23 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$1,635	$602	$3,748	$3,457

Expenses
Depletion and amortization	2,029	238	4,192	2,728
Dry-hole costs	8	(1)	163	-
Management fees to affiliate	438	472	877	945
Operating expenses	325	174	696	338
General and administrative expenses	53	124	102	181
Total expenses	2,853	1,007	6,030	4,192
Loss from operations	(1,218)	(405)	(2,282)	(735)
Other income (loss)	8	(155)	8	(91)
Net loss	$(1,210)	$(560)	$(2,274)	$(826)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Number of wells producing	4	4	4	5
Total number of production days	316	226	643	483
Average mcfe per production day	1,478	354	1,600	1,335
Oil sales (in thousands of barrels)	3	2	10	8
Average oil price per barrel	$109	$113	$112	$102
Gas sales (in thousands of mcfs)	427	59	890	535
Average gas price per mcf	$2.11	$4.59	$2.28	$3.85

The increases in production days, average production rates and oil and gas sales volumes were principally attributable to West Cameron 75, which was shut-in from March 2011 until December 2011.  For additional property discussion see “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2012 was $1.6 million, a $1.0 million increase from the three months ended June 30, 2011.  The increase is attributable to increased sales volume totaling $2.0 million, partially offset by the impact of the change in average prices totaling $1.0 million.

Oil and gas revenue for the six months ended June 30, 2012 was $3.7 million, a $0.3 million increase from the six months ended June 30, 2011.  The increase is attributable to increased sales volume totaling $1.9 million, partially offset by the impact of the change in average prices totaling $1.6 million.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2012 was $2.0 million and $4.2 million, respectively, an increase of $1.8 million and $1.5 million from the three and six months ended June 30, 2011, respectively. The increase in the three month period resulted from an increase in production volumes totaling $1.1 million coupled with an increase in average depletion rates totaling $0.6 million. The increase in the six month period resulted from an increase in production volumes totaling $1.6 million, partially offset by a decrease in average depletion rates totaling $0.2 million.   The average depletion rates for the three and six month periods were impacted by West Cameron 75, which was shut-in during the second quarter of 2011, and by West Delta 67, which was determined to be fully depleted during the second quarter of 2011.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs and credits for the three and six months ended June 30, 2012 and 2011 related primarily to Garden Banks 346/390.

Management Fees to Affiliate.  Management fees for the three and six months ended June 30, 2012 were $0.4 million and $0.9 million, respectively, compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2011, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$280	$174	$597	$338
Workover expense	43	-	56	-
Geological costs	2	-	43	-
	$325	$174	$696	$338

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.60 per mcfe and $0.58 per mcfe during the three and six months ended June 30, 2012, respectively, compared to $2.16 per mcfe and $0.52 per mcfe during the three and six months ended June 30, 2011, respectively.  Workover expense, which was related to West Delta 68 and West Cameron 75, represents costs to restore or stimulate production of existing reserves.  Geological costs, which were related to the Beta Project, represent costs incurred to obtain seismic data, surveys, and lease rentals.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$49	$47	$71	$85
Insurance expense	2	76	28	92
Other	2	1	3	4
	$53	$124	$102	$181

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other Income (Loss).  Other income (loss) for the three and six months ended June 30, 2012 and 2011 is detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$8	$9	$17	$19
Realized losses on derivative instruments	(2)	(79)	(9)	(42)
Unrealized gains (losses) on derivative instruments	2	(85)	-	(68)
	$8	$(155)	$8	$(91)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2012 were $1.9 million, primarily related to revenue received of $3.5 million, partially offset by management fees of $0.9 million, operating expenses paid of $0.7 million and general and administrative expenses paid of $0.1 million.

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

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2012 were $0.2 million, primarily related to capital expenditures for oil and gas properties of $3.0 million coupled with investments in the salvage fund of $0.1 million, partially offset by proceeds from U.S Treasury securities of $3.0 million.

Cash flows provided by investing activities for the six months ended June 30, 2011 were $4.2 million, primarily related to proceeds from U.S. Treasury securities of $3.0 million coupled with proceeds received from the sale of the Aspen Project of $2.3 million, partially offset by capital expenditures for oil and gas properties of $1.0 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2012 were $1.0 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2011 were $5.6 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2012, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $12.8 million related to the development of this project, which anticipates a four well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates.  See “Liquidity Needs” below for additional information.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which may be all the capital it will obtain.  The number of projects in which the Fund can invest is limited, and each unsuccessful project the Fund experiences exhausts its capital and reduces its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of capital expenditures for its investment properties. Operations are funded utilizing operating income, existing cash on-hand and income earned therefrom.

As of June 30, 2012, the Fund expects to spend an additional $15.8 million related to its investment properties, inclusive of $12.8 million to develop the Beta Project, of which $4.3 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $13.3 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

In the event of a working capital deficit, or temporary production stoppage causing the Fund’s wells to not produce cash flow from operations, the Fund may borrow from the Manager. At such time the Manager determines that the Fund is no longer capable of continuing to fund its operations, the Manager would elect to dissolve the Fund.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY S FUND, LLC
Dated:	August 7, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)