Form 10-Q
period 2012-09-30
RIDGEWOOD ENERGY S FUND LLC
filed 2012-11-05
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of November 5, 2012 the Fund had 839.5395 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)
	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,541	$1,899
Short-term investments in marketable securities	-	3,001
Production receivable	1,118	655
Other current assets	103	185
Total current assets	3,762	5,740
Salvage fund	1,657	1,734
Oil and gas properties:
Unproved properties	2,976	1,739
Proved properties	48,289	48,442
Less: accumulated depletion and amortization	(35,713)	(29,394)
Total oil and gas properties, net	15,552	20,787
Total assets	$20,971	$28,261

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,073	$2,890
Accrued expenses	35	74
Total current liabilities	1,108	2,964
Asset retirement obligations	1,458	1,679
Total liabilities	2,566	4,643
Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(5,414)	(5,148)
Retained earnings	3,423	3,027
Manager's total	(1,991)	(2,121)
Shareholders:
Capital contributions (1,000 shares authorized;
839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(32,779)	(31,270)
Accumulated deficit	(56,990)	(53,156)
Shareholders' total	20,396	25,739
Total members' capital	18,405	23,618
Total liabilities and members' capital	$20,971	$28,261

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$1,933	$623	$5,681	$4,080

Expenses
Depletion and amortization	2,127	303	6,319	3,031
Dry-hole costs	(6)	-	157	-
Management fees to affiliate (Note 4)	438	449	1,315	1,394
Operating expenses	262	154	902	492
Workover expenses	214	-	270	-
General and administrative expenses	71	31	173	212
Total expenses	3,106	937	9,136	5,129
Loss from operations	(1,173)	(314)	(3,455)	(1,049)
Other income	9	105	17	14
Net loss	$(1,164)	$(209)	$(3,438)	$(1,035)

Manager Interest
Net income	$124	$10	$396	$266

Shareholder Interest
Net loss	$(1,288)	$(219)	$(3,834)	$(1,301)
Net loss per share	$(1,535)	$(261)	$(4,568)	$(1,550)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(3,438)	$(1,035)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	6,319	3,031
Dry-hole costs	157	-
Derivative instrument loss	9	14
Derivative instrument settlements	1	128
Changes in assets and liabilities:
(Increase) decrease in production receivable	(463)	714
Increase in other current assets	(44)	(269)
Increase in due to operators	132	73
Decrease in accrued expenses	(39)	(23)
Settlements of asset retirement obligations	(221)	(783)
Net cash provided by operating activities	2,413	1,850

Cash flows from investing activities
Capital expenditures for oil and gas properties	(3,074)	(1,052)
Proceeds from sale of oil and gas properties	-	2,250
Proceeds from maturity of investments	3,001	3,000
Investments in marketable securities	-	(3,000)
Proceeds from salvage fund, net	77	724
Net cash provided by investing activities	4	1,922

Cash flows from financing activities
Distributions	(1,775)	(5,576)
Net cash used in financing activities	(1,775)	(5,576)

Net increase (decrease) in cash and cash equivalents	642	(1,804)
Cash and cash equivalents, beginning of period	1,899	3,961
Cash and cash equivalents, end of period	$2,541	$2,157

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$402

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2012, the Fund’s bank balances exceeded federally insured limits by $1.2 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund had no investments in marketable securities at September 30, 2012.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.1 million, which mature in December 2012.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.1 million and $2.0 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes in asset retirement obligations for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	2012	2011
	(in thousands)
Balance, beginning of period	$1,679	$2,196
Liabilities settled	(221)	(748)
Accretion expense	-	21
Revisions in estimated cash flows	-	210
Balance, end of period	$1,458	$1,679

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

At September 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production.  For the three and nine months ended September 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$-	$(35)	$(9)	$(77)
Unrealized gains on derivative instruments	-	131	-	63
	$-	$96	$(9)	$(14)

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At September 30, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

In December 2010, after determining not to proceed with the completion of the Aspen Project, the Fund entered into an agreement to sell its working interest in the Aspen Project to Stone Energy Corporation, for net proceeds of $2.3 million in cash, which resulted in a loss of $3.5 million. The proceeds from the sale of the Aspen Project were collected in January 2011.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs. Credits to dry-hole costs of $6 thousand for the three months ended September 30, 2012 related primarily to the Targa Project.  Dry-hole costs of $0.2 million for the nine months ended September 30, 2012 related primarily to Garden Banks 346/390.  The Fund did not record any dry-hole costs during the three and nine months ended September 30, 2011.

4.          Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for the three and nine months ended September 30, 2012 were $0.4 million and $1.3 million, respectively.  Management fees for the three and nine months ended September 30, 2011 were $0.4 million and $1.4 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for the three and nine months ended September 30, 2012 were $0.1 million and $0.3 million, respectively.  Distributions paid to the Manager for the nine months ended September 30, 2011 were $0.5 million. The Fund did not pay distributions during the three months ended September 30, 2011.

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

5.           Fair Value Measurements

At September 30, 2012 and December 31, 2011, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value. At December 31, 2011, derivative instruments were recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $18.3 million related to the development of this project, which anticipates a four well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates.

As of September 30, 2012, the Fund expects to spend an additional $21.3 million related to its investments in oil and gas properties, inclusive of $18.3 million to develop the Beta Project, of which $3.7 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $18.7 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements, which include debt financing.

In the event of a working capital deficit, or temporary production stoppage causing the Fund’s wells to not produce cash flow from operations, the Manager will reduce or temporarily suspend distributions to meet financing shortfalls.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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
		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2012	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.5%	$2,976	$21,272	Well deemed to be a discovery in February 2012. Expected to commence production in 2015. Currently evaluating options for capital requirements, which include debt financing.
Producing Properties
Main Pass 275	30.0%	$5,768	$5,798	Production commenced in 2007. Recompletion is planned for 2013 at an estimated cost of $30 thousand.
South Marsh Island 111	22.5%	$7,117	$7,117	Production commenced in 2009. Well underwent a recompletion during second quarter 2012 at a cost of $25 thousand.
West Cameron 75	20.0%	$25,112	$28,112	Production commenced in 2007. Recompletion is planned for 2014 at an estimated cost of $3.0 million. Well was shut-in for two weeks during June 2012 to repair valve.
West Delta 68	22.5%	$5,330	$5,353	Production commenced in 2008. Recompletion is planned for 2014 at an estimated cost of $23 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$1,933	$623	$5,681	$4,080

Expenses
Depletion and amortization	2,127	303	6,319	3,031
Dry-hole costs	(6)	-	157	-
Management fees to affiliate	438	449	1,315	1,394
Operating expenses	262	154	902	492
Workover expenses	214	-	270	-
General and administrative expenses	71	31	173	212
Total expenses	3,106	937	9,136	5,129
Loss from operations	(1,173)	(314)	(3,455)	(1,049)
Other income	9	105	17	14
Net loss	$(1,164)	$(209)	$(3,438)	$(1,035)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Number of wells producing	4	3	4	5
Total number of production days	331	231	974	714
Oil sales (in thousands of barrels)	3	2	13	10
Average oil price per barrel	$104	$104	$110	$102
Gas sales (in thousands of mcfs)	493	69	1,358	605
Average gas price per mcf	$2.83	$4.33	$2.42	$3.88

The increases in production days and oil and gas sales volumes were principally attributable to West Cameron 75, which was shut-in from March 2011 until December 2011.  For additional property discussion, see “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2012 was $1.9 million, a $1.3 million increase from the three months ended September 30, 2011.  The increase is attributable to increased sales volume totaling $1.9 million, partially offset by the impact of the change in average prices totaling $0.7 million.

Oil and gas revenue for the nine months ended September 30, 2012 was $5.7 million, a $1.6 million increase from the nine months ended September 30, 2011.  The increase is attributable to increased sales volume totaling $4.0 million, partially offset by the impact of the change in average prices totaling $2.4 million.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2012 was $2.1 million and $6.3 million, respectively, an increase of $1.8 million and $3.3 million from the three and nine months ended September 30, 2011, respectively. The increase in the three month period resulted from an increase in production volumes totaling $1.4 million coupled with an increase in average depletion rates totaling $0.4 million. The increase in the nine month period resulted from an increase in production volumes totaling $3.4 million, partially offset by a decrease in average depletion rates totaling $0.1 million.   The average depletion rates for the three and nine month periods were impacted by West Cameron 75, which was shut-in during the second and third quarters of 2011, and by an adjustment to the reserves for West Delta 67, which was determined to be fully depleted during the second quarter of 2011.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Credits to dry-hole costs of $6 thousand for the three months ended September 30, 2012 related primarily to the Targa Project.  Dry-hole costs of $0.2 million for the nine months ended September 30, 2012 related primarily to Garden Banks 346/390.  The Fund did not record any dry-hole costs during the three and nine months ended September 30, 2011.

Management Fees to Affiliate.  Management fees for each of the three months ended September 30, 2012 and 2011 were $0.4 million.  Management fees for the nine months ended September 30, 2012 and 2011 were $1.3 million and $1.4 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$244	$154	$841	$492
Geological costs	18	-	61	-
	$262	$154	$902	$492

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.46 per mcfe and $0.53 per mcfe during the three and nine months ended September 30, 2012, respectively, compared to $1.65 per mcfe and $0.66 per mcfe during the three and nine months ended September 30, 2011, respectively.  Geological costs, which were related to the Beta Project, represent costs incurred to obtain seismic data, surveys, and lease rentals.

Workover Expenses.  Workover expenses, which were related primarily to West Cameron 75 and West Delta 68, represent costs to restore or stimulate production of existing reserves. Workover expenses were $0.2 million and $0.3 million during the three and nine months ended September 30, 2012, respectively.  The Fund did not record any workover expenses during the three and nine months ended September 30, 2011.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Accounting fees	$37	$5	$108	$90
Insurance expense	32	26	60	118
Other	2	-	5	4
	$71	$31	$173	$212

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Other Income.  Other income for the three and nine months ended September 30, 2012 and 2011 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$9	$9	$26	$28
Realized losses on derivative instruments	-	(35)	(9)	(77)
Unrealized gains on derivative instruments	-	131	-	63
	$9	$105	$17	$14

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2012 were $2.4 million, primarily related to revenue received of $5.2 million, partially offset by management fees of $1.3 million, operating and workover expenses paid totaling $1.0 million, general and administrative expenses paid of $0.3 million and the settlement of asset retirement obligations of $0.2 million.

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

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2012 were $4 thousand, primarily related to proceeds from U.S Treasury securities of $3.0 million and net proceeds from the salvage fund of $0.1 million, partially offset by capital expenditures for oil and gas properties of $3.1 million.

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

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2012 were $1.8 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2011 were $5.6 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend approximately $18.3 million related to the development of this project, which anticipates a four well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of additional wells beyond the four projected wells, the cost of which is not included in the above estimates.  See “Liquidity Needs” below for additional information.

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

As of September 30, 2012, the Fund expects to spend an additional $21.3 million related to its investments in oil and gas properties, inclusive of $18.3 million to develop the Beta Project, of which $3.7 million is expected to be spent during the next twelve months, and the remainder is expected to be spent within three to four years.  Such amounts exceed available working capital by $18.7 million.  The Manager is currently evaluating various options to meet the Fund’s capital requirements, which include debt financing.

In the event of a working capital deficit, or temporary production stoppage causing the Fund’s wells to not produce cash flow from operations, the Manager will reduce or temporarily suspend distributions to meet financing shortfalls.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.               CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY S FUND, LLC
Dated:	November 5, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)