Form 10-Q
period 2014-06-30
RIDGEWOOD ENERGY S FUND LLC
filed 2014-07-31
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of July 31, 2014 the Fund had 839.5395 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$8,367	$7,450
Production receivable	1,642	1,473
Other current assets	1	21
Total current assets	10,010	8,944
Salvage fund	2,057	1,759
Other assets	662	757
Oil and gas properties:
Proved properties	51,805	50,792
Equipment and facilities - in progress	4,431	2,303
Less: accumulated depletion, depreciation and amortization	(45,191)	(43,682)
Total oil and gas properties, net	11,045	9,413
Total assets	$23,774	$20,873

Liabilities and Members' Capital
Current liabilities:
Due to operators	$2,026	$1,876
Accrued expenses	32	39
Total current liabilities	2,058	1,915
Asset retirement obligations	1,815	1,815
Long-term borrowings	2,000	-
Other liabilities	42	-
Total liabilities	5,915	3,730
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(5,925)	(5,541)
Retained earnings	5,189	4,486
Manager's total	(736)	(1,055)
Shareholders:
Capital contributions (1,000 shares authorized;
839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(35,674)	(33,500)
Accumulated deficit	(55,896)	(58,467)
Shareholders' total	18,595	18,198
Total members' capital	17,859	17,143
Total liabilities and members' capital	$23,774	$20,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue
Oil and gas revenue	$3,237	$2,158	$6,169	$4,475

Expenses
Depletion, depreciation and amortization	1,111	715	1,509	1,477
Management fees to affiliate (Note 2)	437	438	875	875
Operating expenses	77	326	432	588
General and administrative expenses	42	76	84	159
Total expenses	1,667	1,555	2,900	3,099
Income from operations	1,570	603	3,269	1,376
Interest income	3	-	5	-
Net income	$1,573	$603	$3,274	$1,376

Manager Interest
Net income	$392	$191	$703	$415

Shareholder Interest
Net income	$1,181	$412	$2,571	$961
Net income per share	$1,406	$492	$3,061	$1,145

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$3,274	$1,376
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	1,509	1,477
Changes in assets and liabilities:
(Increase) decrease in production receivable	(169)	170
Decrease in other current assets	20	63
Decrease in due to operators	(378)	(19)
Decrease in accrued expenses	(7)	(19)
Net cash provided by operating activities	4,249	3,048

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2,476)	(364)
Investments in salvage fund	(298)	-
Net cash used in investing activities	(2,774)	(364)

Cash flows from financing activities
Long-term borrowings	2,000	-
Distributions	(2,558)	-
Net cash used in financing activities	(558)	-

Net increase in cash and cash equivalents	917	2,684
Cash and cash equivalents, beginning of period	7,450	3,255
Cash and cash equivalents, end of period	$8,367	$5,939

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At June 30, 2014, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of the Credit Agreement (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At June 30, 2014 and December 31, 2013, $0.7 million and $0.8 million, respectively, of debt discounts and deferred financing costs were unamortized.  Amortization expense was $47 thousand for each of the three months ended June 30, 2014 and 2013. Amortization expense was $0.1 million for each of the six months ended June 30, 2014 and 2013. During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

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

At June 30, 2014 and December 31, 2013, amounts recorded in due to operators totaling $1.4 million and $0.9 million, respectively, related to capital expenditures for oil and gas properties.

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

2.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the each of the three and six months ended June 30, 2014 and 2013 were $0.4 million and $0.9 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the three and six months ended June 30, 2014 were $0.1 million and $0.4 million, respectively.  The Fund did not make distributions during the three and six months ended June 30, 2013.

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

The Fund anticipates it will borrow approximately $12.8 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected to occur in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.  As of June 30, 2014, the Fund had borrowings of $2.0 million under the Credit Agreement.  As of December 31, 2013, the Fund had no borrowings under the Credit Agreement.  During the three and six months ended June 30, 2014, interest costs of $29 thousand and $42 thousand, respectively, were capitalized and included on the balance sheet within “Oil and gas properties”. The Fund had no interest costs during the three and six months ended June 30, 2013.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interests in the Beta Project to the Lenders.  The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $0.9 million, which is amortized to interest expense over the expected payoff period of the Loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on Level 3 inputs, which include projected net income from reserves and forward pricing curves.  At June 30, 2014 and December 31, 2013, the outstanding debt discounts and deferred financing costs were $0.7 million and $0.8 million, respectively.

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at June 30, 2014 and December 31, 2013.

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

As of June 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $18.2 million, of which $5.6 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital by $10.3 million at June 30, 2014, which includes projected interest costs and asset retirement obligations for the Beta Project. In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $12.8 million, of which the Fund has borrowed $2.0 million at June 30, 2014, to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020. See Note 3. “Credit Agreement – Beta Project Financing” for additional information.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

During the past several years, the United States Congress, as well as certain regulatory agencies with jurisdiction over the Fund’s business, have considered or proposed legislation or regulation relating to the upstream oil and gas industry both onshore and offshore including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990.  If any such proposals were to be enacted or adopted they could potentially materially impact the Fund’s operations.  It is not possible at this time to predict whether such legislation or regulation, if proposed, will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact the Fund’s business. Any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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
		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2014	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.5%	$8,191	$23,336	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Main Pass 275	30.0%	$5,768	$5,858	Production commenced in 2007. Recompletion is planned for 2016 at an estimated cost of $90 thousand.
South Marsh Island 111	22.5%	$7,092	$7,092	Production commenced in 2009.
West Cameron 75	20.0%	$25,112	$28,112	Production commenced in 2007. Recompletion is planned for 2015 at an estimated cost of $3.0 million.
West Delta 68	22.5%	$5,454	$5,454	Production commenced in 2008. Recompletion was completed in March 2014 at a cost of $126 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$3,237	$2,158	$6,169	$4,475

Expenses
Depletion, depreciation and amortization	1,111	715	1,509	1,477
Management fees to affiliate	437	438	875	875
Operating expenses	77	326	432	588
General and administrative expenses	42	76	84	159
Total expenses	1,667	1,555	2,900	3,099
Income from operations	1,570	603	3,269	1,376
Interest income	3	-	5	-
Net income	$1,573	$603	$3,274	$1,376

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Number of wells producing	4	4	4	4
Total number of production days	342	332	618	688
Oil sales (in thousands of barrels)	10	3	13	5
Average oil price per barrel	$100	$106	$99	$107
Gas sales (in thousands of mcfs)	499	512	1,048	1,052
Average gas price per mcf	$4.38	$3.94	$4.60	$3.70

The increase in production days during the three months ended June 30, 2014 primarily related to a decrease in the number of non-productive days related to maintenance activities.  The decrease in production days during the six months ended June 30, 2014 was attributable to West Delta 68, which underwent a recompletion during first quarter 2014, resulting in increased production.  The increases in oil sales volume were principally attributable to increased volume by West Delta 68.  The decreases in gas sales volume were principally related to West Cameron 75, which was shut-in briefly for maintenance activities, and to natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2014 was $3.2 million, an increase of $1.1 million from the three months ended June 30, 2013.  The increase is attributable to increased sales volume totaling $0.7 million and the impact of the change in average prices totaling $0.3 million.  Oil and gas revenue for the six months ended June 30, 2014 was $6.2 million, an increase of $1.7 million from the six months ended June 30, 2013.  The increase is attributable to increased sales volume totaling $0.8 million and the impact of the change in average prices totaling $0.9 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended June 30, 2014 was $1.1 million, an increase of $0.4 million from the three months ended June 30, 2013.   Depletion, depreciation and amortization for the six months ended June 30, 2014 was $1.5 million, an increase of $32 thousand from the six months ended June 30, 2013.  The increases were primarily the result of the composite of productive wells.

Management Fees to Affiliate.  Management fees for each of the three months ended June 30, 2014 and 2013 were $0.4 million. Management fees for each of the six months ended June 30, 2014 and 2013 were $0.9 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Lease operating expense	$83	$283	$431	$530
Geological costs	5	5	8	15
Dry-hole costs	-	(7)	4	(10)
Workover expense	(11)	45	(11)	53
	$77	$326	$432	$588

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”. The average production cost was $0.90 per barrel of oil equivalent (“BOE”) and $2.30 per BOE during the three and six months ended June 30, 2014, respectively, compared to $3.21 per BOE and $2.94 per BOE during the three and six months ended June 30, 2013, respectively.  Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Workover expense represents costs to restore or stimulate production of existing reserves.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Accounting and professional fees	$30	$41	$61	$97
Insurance expense	11	35	21	60
Other	1	-	2	2
	$42	$76	$84	$159

Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2014 were $4.2 million, primarily related to revenue received of $6.0 million, partially offset by management fees of $0.9 million, operating expenses paid of $0.8 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2013 were $3.0 million, primarily related to revenue received of $4.6 million, partially offset by management fees of $0.9 million, operating expenses paid of $0.6 million, and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2014 were $2.8 million, related to capital expenditures for oil and gas properties of $2.5 million and investments in salvage fund of $0.3 million.

Cash flows used in investing activities for the six months ended June 30, 2013 were $0.4 million, related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2014 were $0.6 million, related to manager and shareholder distributions totaling $2.6 million, partially offset by proceeds from long-term borrowings of $2.0 million.

There were no cash flows from financing activities for the six months ended June 30, 2013.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2014, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $15.1 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of an additional well beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

Capital expenditures for investment properties have been funded with the capital raised by the Fund in its private placement offering, and in certain circumstances, through debt financing. The number of projects in which the Fund can invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its investment properties. Such needs are funded utilizing operating income, existing cash on-hand and income earned therefrom.

As of June 30, 2014, the Fund estimated capital commitments related to its investments in oil and gas properties were $18.2 million, of which $5.6 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital by $10.3 million at June 30, 2014, which includes projected interest costs and asset retirement obligations for the Beta Project.  In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $12.8 million, of which the Fund has borrowed $2.0 million at June 30, 2014, to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See “Credit Agreement” below for additional information.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $12.8 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. As of June 30, 2014, the Fund had borrowed $2.0 million under the Credit Agreement.  As of December 31, 2013, the Fund had no borrowings under the Credit Agreement.  See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist at June 30, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY S FUND, LLC
Dated:	July 31, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 31, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)