Form 10-Q
period 2015-06-30
RIDGEWOOD ENERGY S FUND LLC
filed 2015-07-28
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of July 28, 2015 the Fund had 839.5395 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$7,741	$8,266
Production receivable	401	702
Other current assets	1	94
Total current assets	8,143	9,062
Salvage fund	2,059	2,058
Other assets	473	568
Oil and gas properties:
Proved properties	60,027	58,546
Less: accumulated depletion and amortization	(46,813)	(46,272)
Total oil and gas properties, net	13,214	12,274
Total assets	$23,889	$23,962

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,816	$1,605
Accrued expenses	51	34
Total current liabilities	1,867	1,639
Long-term borrowings	5,650	4,300
Asset retirement obligations	1,277	1,850
Other liabilities	401	184
Total liabilities	9,195	7,973
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(6,445)	(6,378)
Retained earnings	5,471	5,518
Manager's total	(974)	(860)
Shareholders:
Capital contributions (1,000 shares authorized;
839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(38,619)	(38,242)
Accumulated deficit	(55,878)	(55,074)
Shareholders' total	15,668	16,849
Total members' capital	14,694	15,989
Total liabilities and members' capital	$23,889	$23,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue
Oil and gas revenue	$690	$3,237	$1,572	$6,169

Expenses
Depletion and amortization	182	1,111	541	1,509
Management fees to affiliate (Note 2)	438	437	876	875
Operating expenses	389	84	941	445
General and administrative expenses	35	35	70	71
Total expenses	1,044	1,667	2,428	2,900
(Loss) income from operations	(354)	1,570	(856)	3,269
Interest income	3	3	5	5
Net (loss) income	$(351)	$1,573	$(851)	$3,274

Manager Interest
Net (loss) income	$(23)	$392	$(47)	$703

Shareholder Interest
Net (loss) income	$(328)	$1,181	$(804)	$2,571
Net (loss) income per share	$(391)	$1,406	$(958)	$3,061

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net (loss) income	$(851)	$3,274
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	541	1,509
Accretion expense	35	-
Changes in assets and liabilities:
Decrease (increase) in production receivable	301	(169)
Decrease in other current assets	93	20
Increase (decrease) in due to operators	110	(378)
Increase (decrease) in accrued expenses	17	(7)
Net cash provided by operating activities	246	4,249

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,676)	(2,476)
Investments in salvage fund	(1)	(298)
Net cash used in investing activities	(1,677)	(2,774)

Cash flows from financing activities
Long-term borrowings	1,350	2,000
Distributions	(444)	(2,558)
Net cash provided by (used in) financing activities	906	(558)

Net (decrease) increase in cash and cash equivalents	(525)	917
Cash and cash equivalents, beginning of period	8,266	7,450
Cash and cash equivalents, end of period	$7,741	$8,367

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At June 30, 2015, principally all of the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project. These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At June 30, 2015 and December 31, 2014, $0.5 million and $0.6 million, respectively, of debt discounts and deferred financing costs were unamortized. Amortization expense was $47 thousand for each of the three months ended June 30, 2015 and 2014.  Amortization expense was $0.1 million for each of the six months ended June 30, 2015 and 2014.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Exploratory costs are capitalized pending determination of whether proved reserves have been found.  If proved commercial reserves are not found, exploratory costs are expensed as dry-hole costs.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Interest costs related to the Credit Agreement (see Note 3. “Credit Agreement – Beta Project Financing”) are capitalized during the period of asset construction.  Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.  Insurance expense related to operating wells has been reclassified from “General and administrative expense” in prior year to “Operating expense” to correct prior period presentation.

Once a well has been determined to be fully depleted or upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At June 30, 2015 and December 31, 2014, amounts recorded in due to operators totaling $1.0 million and $0.9 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund may be required to advance its share of the estimated succeeding month’s expenditures to the operator for its oil and gas properties. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As the costs are incurred, the advances are reclassified to proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the six months ended June 30, 2015 and the year ended December 31, 2014.

	2015	2014
	(in thousands)
Balance, beginning of period	$1,850	$1,815
Accretion expense	35	35
Revisions in estimated cash flows	(608)	-
Balance, end of period	$1,277	$1,850

Asset retirement obligations are expected to be funded with proceeds from the salvage fund or through amounts withheld from operating income and held in escrow by such projects’ operators.

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

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance relating to the presentation of debt issuance costs. The intent is to simplify the presentation of debt issuance costs by requiring entities to record debt issuance costs on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to debt discounts or premiums.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The adoption of this new guidance will not have a significant impact on the Fund’s financial statements.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three and six months ended June 30, 2015 and 2014 were $0.4 million and $0.9 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.   The Fund did not pay distributions for the three months ended June 30, 2015.  Distributions paid to the Manager for the six months ended June 30, 2015 were $0.1 million.  Distributions paid to the Manager for the three and six months ended June 30, 2014 were $0.1 million and $0.4 million, respectively.

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

The Loan bears interest at 8% compounded annually and accrues only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.  As of June 30, 2015 and December 31, 2014, the Fund had borrowings of $5.7 million and $4.3 million, respectively, under the Credit Agreement.  As of June 30, 2015 and December 31, 2014, interest costs of $0.4 million and $0.2 million, respectively, were capitalized and included on the balance sheet within “Oil and gas properties”.  Such amounts are accrued on the balance sheet within “Other liabilities”.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders.  The Credit Agreement contains customary covenants, for which the Fund believes it was in compliance at June 30, 2015 and December 31, 2014.

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

As of June 30, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $12.0 million (which include asset retirement obligations for the Fund’s projects of $2.4 million and projected interest costs of $0.8 million for the Beta Project), of which $5.6 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $3.7 million at June 30, 2015.  The Fund has entered into a credit agreement to provide capital for the Beta Project.  See Note 3. “Credit Agreement – Beta Project Financing” for additional information.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2015 and December 31, 2014, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2015	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.5%	$12,390	$23,061	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Main Pass 275	30.0%	$5,768	$5,976	Production commenced in 2007. Well is currently shut-in due to maintenance activities, and is expected to resume production in August 2015. Recompletion is planned for 2016.

South Marsh Island 111	22.5%	$7,092	$7,669	Production commenced in 2009.
West Cameron 75	20.0%	$25,112	$25,266	Production commenced in 2007.
West Delta 68	22.5%	$5,462	$5,848	Production commenced in 2008.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2015 and 2014, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenue
Oil and gas revenue	$690	$3,237	$1,572	$6,169

Expenses
Depletion and amortization	182	1,111	541	1,509
Management fees to affiliate	438	437	876	875
Operating expenses	389	84	941	445
General and administrative expenses	35	35	70	71
Total expenses	1,044	1,667	2,428	2,900
(Loss) income from operations	(354)	1,570	(856)	3,269
Interest income	3	3	5	5
Net (loss) income	$(351)	$1,573	$(851)	$3,274

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2015 and 2014.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Number of wells producing	4	4	4	4
Total number of production days	317	342	662	618
Oil sales (in thousands of barrels)	2	10	4	13
Average oil price per barrel	$56	$100	$49	$99
Gas sales (in thousands of mcfs)	233	499	532	1,048
Average gas price per mcf	$2.40	$4.38	$2.46	$4.60

The decrease in production days during the three months ended June 30, 2015 primarily related to Main Pass 275, which was shut in during the second quarter 2015.  The increase in production days during the six months ended June 30, 2015 was attributable to West Delta 68, which underwent a recompletion during first quarter 2014.  The decreases in oil and gas sales were primarily attributable to natural declines in production for West Cameron 75 and West Delta 68.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2015 was $0.7 million, a decrease of $2.5 million from the three months ended June 30, 2014.  The decrease was attributable to decreased sales volume totaling $1.9 million coupled with decreased oil and gas prices totaling $0.6 million.  Oil and gas revenue for the six months ended June 30, 2015 was $1.6 million, a decrease of $4.6 million from the six months ended June 30, 2014.  The decrease was attributable to decreased sales volume totaling $3.3 million coupled with decreased oil and gas prices totaling $1.3 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2015 was $0.2 million, a decrease of $0.9 million from the three months ended June 30, 2014.  The decrease resulted from a decrease in production volumes totaling $0.6 million coupled with a decrease in average depletion rates totaling $0.3 million.  Depletion and amortization for the six months ended June 30, 2015 was $0.5 million, a decrease of $1.0 million from the six months ended June 30, 2014.  The decrease resulted from a decrease in production volumes totaling $0.8 million coupled with a decrease in average depletion rates totaling $0.2 million.  The decrease in average depletion rates was primarily attributable to decreased production for West Delta 68, which has higher cost reserves, partially offset by an increase in the West Cameron 75 depletion rate, which was attributable to decreases in reserve estimates.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended June 30, 2015 and 2014 were $0.4 million.  Management fees for each of the six months ended June 30, 2015 and 2014 were $0.9 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Lease operating expense	$241	$83	$643	$431
Workover expense	69	(11)	175	(11)
Insurance expense	43	7	87	13
Accretion expense and other	36	5	36	12
	$389	$84	$941	$445

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $6.54 per barrel of oil equivalent (“BOE”) and $7.57 per BOE during the three and six months ended June 30, 2015, respectively, compared to $0.90 per BOE and $2.30 BOE during the three and six months ended June 30, 2014, respectively.  Workover expense represents costs to restore or stimulate production of existing reserves.  Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling.  Insurance expense related to operating wells has been reclassified from “General and administrative expense” in prior year to “Operating expense” to conform to current year presentation.  Accretion expense related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2015 were $0.2 million, related to revenue received of $1.9 million, partially offset by management fees of $0.9 million and operating expenses paid of $0.7 million.

Cash flows provided by operating activities for the six months ended June 30, 2014 were $4.2 million, related to revenue received of $6.0 million, partially offset by management fees of $0.9 million, operating expenses paid of $0.8 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2015 were $1.7 million, related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the six months ended June 30, 2014 were $2.8 million, related to capital expenditures for oil and gas properties of $2.5 million and investments in salvage fund of $0.3 million.

Financing Cash Flows
Cash flows provided by financing activities for the six months ended June 30, 2015 were $0.9 million, related to proceeds from long-term borrowings of $1.4 million, partially offset by manager and shareholder distributions totaling $0.4 million.

Cash flows used in financing activities for the six months ended June 30, 2014 were $0.6 million, related to manager and shareholder distributions totaling $2.6 million, partially offset by proceeds from long-term borrowings of $2.0 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2015, the Fund had one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $10.7 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure.  See “Liquidity Needs” below for additional information.

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

As of June 30, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $12.0 million (which include asset retirement obligations for the Fund’s projects of $2.4 million and projected interest costs of $0.8 million for the Beta Project), of which $5.6 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $3.7 million at June 30, 2015. The Fund has entered into a credit agreement to provide capital for the Beta Project.  See “Credit Agreement” below for additional information.

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

Credit Agreement
The Fund has entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $12.8 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. As of June 30, 2015 and December 31, 2014, the Fund had borrowed $5.7 million and $4.3 million, respectively, under the Credit Agreement.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2015 and December 31, 2014 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist at June 30, 2015 and December 31, 2014, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance relating to the presentation of debt issuance costs. The intent is to simplify the presentation of debt issuance costs by requiring entities to record debt issuance costs on the balance sheet as a direct deduction from the carrying amount of the related debt liability, similar to debt discounts or premiums.  This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The adoption of this new guidance will not have a significant impact on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2015.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY S FUND, LLC
Dated:	July 28, 2015	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 28, 2015	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)