Form 10-Q
period 2016-09-30
RIDGEWOOD ENERGY S FUND LLC
filed 2016-11-10
CIK 1352190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of November 10, 2016 the Fund had 839.5395 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$593	$2,822
Salvage fund	982	157
Production receivable	223	120
Other current assets	90	-
Total current assets	1,888	3,099
Salvage fund	1,080	1,903
Oil and gas properties:
Proved properties	49,140	46,717
Less: accumulated depletion and amortization	(31,281)	(31,108)
Total oil and gas properties, net	17,859	15,609
Total assets	$20,827	$20,611

Liabilities and Members' Capital
Current liabilities:
Due to operators	$607	$765
Accrued expenses	1,094	324
Current portion of long-term borrowings	741	-
Asset retirement obligations	982	157
Total current liabilities	3,424	1,246
Long-term borrowings	5,522	5,272
Asset retirement obligations	800	1,625
Other liabilities	-	357
Total liabilities	9,746	8,500
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(6,478)	(6,478)
Retained earnings	5,189	5,294
Manager's total	(1,289)	(1,184)
Shareholders:
Capital contributions (1,000 shares authorized;
839.5395 issued and outstanding)	124,401	124,401
Syndication costs	(14,236)	(14,236)
Distributions	(38,806)	(38,806)
Accumulated deficit	(58,989)	(58,064)
Shareholders' total	12,370	13,295
Total members' capital	11,081	12,111
Total liabilities and members' capital	$20,827	$20,611

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue
Oil and gas revenue	$300	$337	$566	$1,909
Expenses
Depletion and amortization	166	56	173	597
Impairment of oil and gas properties	-	1,210	-	1,210
Management fees to affiliate (Note 2)	131	438	571	1,314
Operating expenses	264	314	561	1,255
General and administrative expenses	38	42	110	112
Total expenses	599	2,060	1,415	4,488
Loss from operations	(299)	(1,723)	(849)	(2,579)
Interest (expense) income, net	(183)	2	(181)	7
Net loss	$(482)	$(1,721)	$(1,030)	$(2,572)

Manager Interest
Net loss	$(23)	$(81)	$(105)	$(128)

Shareholder Interest
Net loss	$(459)	$(1,640)	$(925)	$(2,444)
Net loss per share	$(547)	$(1,954)	$(1,102)	$(2,912)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY S FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(1,030)	$(2,572)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depletion and amortization	173	597
Impairment of oil and gas properties	-	1,210
Accretion expense	-	35
Amortization of debt discounts and deferred financing costs	47	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(103)	468
(Increase) decrease in other current assets	(90)	94
(Decrease) increase in due to operators	(342)	160
Increase in accrued expenses	164	65
Net cash (used in) provided by operating activities	(1,181)	57

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,896)	(2,459)
Investments in salvage fund	(2)	(1)
Net cash used in investing activities	(1,898)	(2,460)

Cash flows from financing activities
Long-term borrowings	850	1,350
Distributions	-	(664)
Net cash provided by financing activities	850	686

Net decrease in cash and cash equivalents	(2,229)	(1,717)
Cash and cash equivalents, beginning of period	2,822	8,266
Cash and cash equivalents, end of period	$593	$6,549

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

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to the fair value of financial instruments, depletion and amortization, determination of proved reserves, impairment of long-lived assets and asset retirement obligations. Actual results may differ from those estimates.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of September 30, 2016, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution. As of September 30, 2016, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, cash to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project. These costs are deferred and amortized over the term of the debt period or until the redemption of the debt. Unamortized debt discounts and deferred financing costs were $0.2 million as of September 30, 2016 and $0.4 million as of December 31, 2015 and are presented as a reduction of “Long-term borrowings” on the balance sheets (see Note 1. “Organization and Summary of Significant Accounting Policies - Recent Accounting Pronouncements”).

During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”. Amortization expense of $0.1 million during the nine months ended September 30, 2016 and $47 thousand and $0.1 million during the three and nine months ended September 30, 2015, respectively, were capitalized and included on the balance sheet within “Oil and gas properties”. As a result of the Beta Project’s commencement of production in third quarter 2016, amortization expense during the three months ended September 30, 2016 of $47 thousand was expensed and is included on the statement of operations within “Interest (expense) income, net”.

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

As of September 30, 2016 and December 31, 2015, amounts recorded in due to operators totaling $0.3 million and $0.1 million, respectively, related to capital expenditures for oil and gas properties.

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

Significant declines in oil and natural gas prices since fourth quarter 2014 have impacted the fair value of the Fund’s oil and gas properties. During the three and nine months ended September 30, 2016 the Fund did not record any impairments of oil and gas properties. During the three and nine months ended September 30, 2015, the Fund recorded impairments of oil and gas properties totaling $1.2 million, representing the remaining net book values of South Marsh Island 111 and West Delta 68, which produced at nominal rates and were nearing the end of their productive lives at the date of impairment. If oil and natural gas prices continue to decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities, other than offshore platforms. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs and costs to construct offshore platform and associated asset retirement costs.

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

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund. For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. In addition, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion. Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments. Management fees during the three and nine months ended September 30, 2016 were $0.1 million and $0.6 million, respectively. Management fees during the three and nine months ended September 30, 2015 were $0.4 million and $1.3 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. The Fund did not pay distributions during the three and nine months ended September 30, 2016. Distributions paid to the Manager during the three and nine months ended September 30, 2015 were $33 thousand and $0.1 million, respectively.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

In May 2015, Beta Sales & Transport, LLC (“Beta S&T”), a wholly-owned subsidiary of the Manager, was formed to act as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager (the “Ridgewood Beta Funds”) to facilitate the transportation and sale of oil and gas produced from the Beta Project. On June 1, 2016, the Ridgewood Beta Funds entered into a master agreement (the “Agreement”) with Beta S&T in which Beta S&T will purchase from Ridgewood Beta Funds all of their interests in oil and gas produced at the Beta Project and sell such volumes to unrelated third party purchasers. Beta S&T is a pass-through entity such that it receives no benefit or compensation for the services provided under the Agreement or under any other agreements it enters into with regards to the oil and gas acquired from the Ridgewood Beta Funds. The Ridgewood Beta Funds indemnify, defend and hold harmless Beta S&T from and against all claims, liabilities, losses, causes of action, costs and expenses asserted against as a result of or arising from any act or omission, breach and claims for losses or damages arising out of Beta S&T’s dealing with third parties with respect to the transportation, processing or sale of oil and gas from the Beta Project. The revenues from the sale of oil and gas to third party purchasers are recorded as oil and gas revenue in the statements of operations and expenses are recorded as operating expenses in the statements of operations.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

3.	Credit Agreement – Beta Project Financing

In November 2012, the Fund entered into a credit agreement (as amended on September 30, 2016, the “Credit Agreement”) with Rahr Energy Investments LLC, as Administrative Agent and Lender (and any other banks or financial institutions that may in the future become a party thereto, collectively “Lenders”) that provides for an aggregate loan commitment to the Fund of approximately $12.8 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Except in cases of fraud and breach of certain representations, the Loan is non-recourse to the Fund’s other assets and secured solely by the Fund’s interests in the Beta Project. Certain other funds managed by Ridgewood (“Ridgewood Funds”, and when used with the Fund the “Ridgewood Participating Funds”) have also executed the Credit Agreement. Pursuant to the Credit Agreement, each Ridgewood Participating Fund has a separate loan commitment from the Lenders and amounts borrowed are not joint and several obligations. Each of the Ridgewood Participating Funds’ borrowings is secured solely by its separate interest in the Beta Project. Therefore, the Fund is liable for the repayment of its Loan and is not liable to the Lenders to repay any loan made to any other Ridgewood Funds. The Manager serves as the manager for each of the Ridgewood Participating Funds.

The Fund anticipates it will borrow approximately $12.8 million over the development period of the Beta Project. The Loan bears interest at 8% compounded annually and accrues only on Loan proceeds as they are drawn.  Principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding as of July 31, 2016 for the first seven months beginning October 2016, and increases to a monthly rate of 4.5% thereafter until the Loan is repaid in full, in no event later than December 31, 2020. The Loan may be prepaid by the Fund without premium or penalty.

As of September 30, 2016 and December 31, 2015, the Fund had borrowings of $6.5 million and $5.7 million, respectively, under the Credit Agreement. The unamortized debt discounts and deferred financing costs of $0.2 million as of September 30, 2016 and $0.4 million as of December 31, 2015 are presented as a reduction of “Long-term borrowings” on the balance sheets (see Note 1. “Organization and Summary of Significant Accounting Policies - Recent Accounting Pronouncements”).

As of September 30, 2016 and December 31, 2015, interest costs of $0.9 million and $0.6 million, respectively, were capitalized and included on the balance sheet within “Oil and gas properties”. Such amounts were accrued on the balance sheet within “Accrued expenses” as of September 30, 2016 and “Accrued expenses” and “Other liabilities” as of December 31, 2015. As a result of the Beta Project’s commencement of production in third quarter 2016, interest costs during the three months ended September 30, 2016 of $0.1 million were expensed and are included on the statement of operations within “Interest (expense) income, net”. Such amounts are accrued on the balance sheet within “Accrued expenses”.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders. The Credit Agreement contains customary covenants, for which the Fund believes it was in compliance as of September 30, 2016 and December 31, 2015.

4.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.

As of September 30, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $6.2 million (which include asset retirement obligations for the Fund’s projects of $2.4), of which $4.7 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $5.6 million as of September 30, 2016. The Fund has entered into the Credit Agreement to provide capital for funding of the Beta Project.  See Note 3. “Credit Agreement – Beta Project Financing” for additional information.

Based upon its current cash position, its current reserve estimates and its current development plan of the Beta Project, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, borrowing repayments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  As of September 30, 2016 and December 31, 2015, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Update on Regulations

On July 14, 2016, the U.S. Department of the Interior Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations.  Generally, the new NTL ended the practice of excusing for lessees of federal oil and gas leases, and owners of pipeline rights-of-way and rights-of use and easement on the Outer Continental Shelf (“Lessees”) from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, established new criteria for determining financial strength and additional security requirements of such Lessees,  provided acceptable forms of such additional security and replaced the waiver system with one of self-insurance. The new rule became effective as of September 12, 2016 and the Fund, as well as most industry participants, are working with the BOEM, their operators and working interest partners to determine and agree upon the correct level of decommissioning obligations to which they may be liable and the manner in which such obligations will be secured.

Commodity Price Changes

Changes in commodity prices may significantly affect liquidity and expected operating results. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Since fourth quarter 2014, there has been a significant decline in oil and natural gas prices. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2016 and 2015 and the effect of such decreased average prices on the Fund’s results of operations. If oil and natural gas prices continue to decline, even if only for a short period of time, the Fund’s results of operations and liquidity will continue to be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2016	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.5%	$17,785	$22,617
The Beta Project is expected to include the development of four wells.  Well #1 commenced production during third quarter 2016.  Well #2, which is currently progressing completion operations, is expected to commence production in fourth quarter 2016.  Wells #3 and #4 are expected to commence production in 2017.  The Fund expects to spend $3.7 million for additional development costs and $1.1 million for asset retirement obligations.

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

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2016 and 2015, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue
Oil and gas revenue	$300	$337	$566	$1,909
Expenses
Depletion and amortization	166	56	173	597
Impairment of oil and gas properties	-	1,210	-	1,210
Management fees to affiliate	131	438	571	1,314
Operating expenses	264	314	561	1,255
General and administrative expenses	38	42	110	112
Total expenses	599	2,060	1,415	4,488
Loss from operations	(299)	(1,723)	(849)	(2,579)
Interest (expense) income, net	(183)	2	(181)	7
Net loss	$(482)	$(1,721)	$(1,030)	$(2,572)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2016 and 2015. Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Number of wells producing	3	4	3	4
Total number of production days	194	256	552	936
Oil sales (in thousands of barrels)	4	1	6	5
Average oil price per barrel	$39	$43	$38	$47
Gas sales (in thousands of mcfs)	62	125	197	664
Average gas price per mcf	$2.47	$2.33	$1.93	$2.41

The decreases noted in the above table were related to South Marsh Island 111 and West Delta 68, which reached the end of their productive lives in fourth quarter 2015, partially offset by the commencement of production of the Beta Project. The increases in oil sales volumes were attributable to the commencement of production of the Beta Project. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  The Fund generally sells oil, gas and NGLs under two types of agreements, which are common in the oil and gas industry. Both types of agreements may include transportation charges. One type of agreement is a netback agreement, under which the Fund sells oil and gas at the wellhead and receives a price, net of transportation expense incurred by the purchaser. In this case, the Fund records revenue at the net price received from the purchaser. The second type of agreement is one whereby the Fund pays transportation expense directly. In that case, transportation expense is included within operating expense in the statements of operations.

Oil and gas revenue during the three months ended September 30, 2016 was $0.3 million, a decrease of $37 thousand from the three months ended September 30, 2015. The decrease was primarily attributable to decreased sales volume.

Oil and gas revenue during the nine months ended September 30, 2016 was $0.6 million, a decrease of $1.3 million from the nine months ended September 30, 2015. The decrease was primarily attributable to decreased sales volume totaling $1.1 million, coupled with decreased oil and gas prices totaling $0.1 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended September 30, 2016 was $0.2 million, an increase of $0.1 million from the three months ended September 30, 2015. The increase was primarily attributable to an increase in the average depletion rate which resulted from the onset of production of the Beta Project.

Depletion and amortization during the nine months ended September 30, 2016 was $0.2 million, a decrease of $0.4 million from the nine months ended September 30, 2015. The decrease was primarily attributable to decreased production volumes.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Impairment of Oil and Gas Properties.  During the three and nine months ended September 30, 2016 the Fund did not record any impairments of oil and gas properties. During the three and nine months ended September 30, 2015, the Fund recorded impairments of oil and gas properties totaling $1.2 million, representing the remaining net book values of South Marsh Island 111 and West Delta 68, which produced at nominal rates and were nearing the end of their productive lives at the date of impairment.

Management Fees to Affiliate.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager. Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Lease operating expense	$180	$247	$426	$890
Insurance expense	64	74	87	161
Workover expense	15	(11)	49	164
Accretion expense and other	5	4	(1)	40
	$264	$314	$561	$1,255

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

The average production cost, which includes lease operating expense and insurance expense, was $17.06 per barrel of oil equivalent (“BOE”) and $13.40 per BOE during the three and nine months ended September 30, 2016, respectively, compared to $12.22 per BOE and $8.39 per BOE during the three and nine months ended September 30, 2015, respectively. The increases were primarily attributable to the impact of costs associated with the commencement of production for the Beta Project, coupled with ongoing costs for a well that is experiencing a natural decline in production.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Interest (Expense) Income, Net.  Interest (expense) income, net is comprised of interest expense and amortization of debt discounts and deferred financing costs related to the Fund’s long-term borrowings (see “Liquidity Needs” below for additional information), and interest income earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities during the nine months ended September 30, 2016 were $1.2 million, primarily related to operating expenses of $1.0 million, management fees of $0.6 million and general and administrative expenses of $0.1 million, partially offset by revenue received of $0.5 million.

Cash flows provided by operating activities during the nine months ended September 30, 2015 were $0.1 million, related to revenue received of $2.4 million, partially offset by management fees of $1.3 million and operating expenses of $1.0 million.

Investing Cash Flows
Cash flows used in investing activities during the nine months ended September 30, 2016 were $1.9 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities during the nine months ended September 30, 2015 were $2.5 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows provided by financing activities during the nine months ended September 30, 2016 were $0.9 million, related to proceeds from long-term borrowings.

Cash flows provided by financing activities during the nine months ended September 30, 2015 were $0.7 million, related to proceeds from long-term borrowings of $1.4 million, partially offset by manager and shareholder distributions totaling $0.7 million.

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

As of September 30, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $6.2 million (which include asset retirement obligations for the Fund’s projects of $2.4 million), of which $4.7 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $5.6 million as of September 30, 2016. The Fund has entered into a credit agreement to provide capital for the Beta Project. See “Credit Agreement” below for additional information.

Based upon its current cash position, its current reserve estimates and its current development plan of the Beta Project, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, borrowing repayments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. However, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive management fee at its own discretion. Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (as amended on September 30, 2016, the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto), that provides for an aggregate loan commitment to the Fund of approximately $12.8 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. As of September 30, 2016 and December 31, 2015, the Fund had borrowed $6.5 million and $5.7 million, respectively, under the Credit Agreement.

Unamortized debt discounts and deferred financing costs of $0.2 million as of September 30, 2016 and $0.4 million as of December 31, 2015 are presented as a reduction of “Long-term borrowings” on the balance sheets.

Principal and interest amounts are contracted to be repaid beginning October 2016, over a period not to extend beyond December 31, 2020. The Fund expects operating income from the Beta Project will be sufficient to cover the principal and interest payments required under the Credit Agreement. See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for more information regarding the Credit Agreement.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the Loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement as of September 30, 2016 and December 31, 2015.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2016 and December 31, 2015 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of September 30, 2016 and December 31, 2015, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2016.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY S FUND, LLC

Dated:	November 10, 2016	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 10, 2016	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)